Form 10-K
period 2023-12-31
PENNS WOODS BANCORP INC
filed 2024-03-13
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
State the aggregate market value of the voting stock held by non-affiliates of the registrant $176,799,000 at June 30, 2023.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2024
Common Stock, $5.55 Par Value	7,513,898 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on May 7, 2024 are incorporated by reference in Part III hereof.

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

As of December 31, 2023, JSSB employed 237 persons, Luzerne employed 68 persons, and The M Group employed 3 persons in either a full-time or part-time capacity.  The Corporation does not have any employees.  The principal officers of the Banks also serve as officers of the Corporation.

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

Prompt Corrective Action

The FDIC has specified the levels at which an insured institution will be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” and “critically undercapitalized.” In the event an institution’s capital deteriorates to the “undercapitalized” category or below, the Federal Deposit Insurance Act (the “FDIA”) and FDIC regulations prescribe an increasing amount of regulatory intervention, including: (1) the institution of a capital restoration plan by a bank and a guarantee of the plan by a parent institution and liability for civil money damages for failure to fulfill its commitment on that guarantee; and (2) the placement of a hold on increases in assets, number of branches, or lines of business.  If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver.  For well-capitalized institutions, the FDIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity.

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

Federal Home Loan Bank System

The Banks are members of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2023, the Banks had $387,295,000 in FHLB advances.

As a member, the Banks are required to purchase and maintain stock in the FHLB. The amount of required stock varies based on the FHLB products utilized by the Banks and the amount of the products utilized.  At December 31, 2023, the Banks had $23,818,000 in stock of the FHLB, which was in compliance with this requirement.

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

The CFPB created by the Dodd-Frank Act has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Banks will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

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

DESCRIPTION OF THE BANKS

History and Business

JSSB was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Corporation on July 12, 1983. As of December 31, 2023, JSSB had total assets of $1,584,746,000; total shareholders’ equity of $125,428,000; and total deposits of $1,101,906,000. JSSB's deposits are insured by the FDIC for the maximum amount provided under current law.

Luzerne was acquired by the Corporation on June 1, 2013. As of December 31, 2023, Luzerne had total assets of $644,872,000; total shareholders’ equity of $64,913,000; and total deposits of $488,722,000. Luzerne's deposits are insured by the FDIC for the maximum amount provided under current law.

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

The banking environment in Lycoming, Clinton, Centre, Montour, Union, Blair, and Luzerne Counties, Pennsylvania is highly competitive.  The Banks operate twenty-four full service offices in these markets and compete for loans and deposits with numerous commercial banks, savings and loan associations, and other financial institutions. The economic base of the region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

The Banks have a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, excluding public entities that account for approximately 6% of total deposits.  Although the Banks have regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals, and others, it does not rely on these monies to fund loans or intermediate or longer-term investments.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C    CYBERSECURITY RISK MANAGEMENT, STRATEGY AND GOVERNANCE

The Corporation maintains comprehensive and continually evolving processes for assessing, identifying, and managing material risks from cybersecurity threats, including any potential unauthorized occurrence on, or conducted through, the Corporation’s information systems that may result in adverse effects on the confidentiality, integrity, or availability of such systems or any information residing on such systems. The processes relating to cybersecurity threats are integrated into the Corporation’s overall risk management processes, which are overseen by the entire board of directors and not delegated to any committee or subcommittee of the board.

As part of the Corporation’s overall risk management processes, the board of directors has established both a senior management Risk Management Committee and a separate senior management Information Technology Steering Committee. Each of these Committees meets regularly and consists of the Corporation’s senior management department heads, plus the Chief Executive Officer and the President and Chief Financial Officer of the Corporation (each of whom also serves as a director of the Corporation). The Information Technology Steering Committee reports directly to the board of directors, with the Corporation’s Chief Information Officer (“CIO”) presenting to the board a detailed report on information systems and cybersecurity matters at least once annually. The board of directors also receives and reviews copies of minutes of all meetings of both the Risk Management Committee and the Information Technology Steering Committee.

The Corporation’s information technology resources are managed by a separate Information Technology Department, which is responsible for identifying, assessing, and managing material risks from cybersecurity threats. The Information Technology Department is managed by the CIO, who reports to the Corporation’s President and Chief Financial Officer. The present CIO has been employed by the Corporation in the information technology area for twenty-eight years and holds an undergraduate degree in computer science. The Information Technology Department also employs a separate Information Security Officer (“ISO”), whose responsibilities include security relating to the Corporation’s information systems. The present ISO is a Certified Information Systems Security Professional and also a Certified Fraud Examiner. The ISO reports directly to the Information Technology Steering Committee and to the Chief Risk Officer. The ISO, among other duties, supervises internal employee training relating to cybersecurity risks, conducts access reviews relating to the Corporation’s information systems, and monitors implemented checks and balances relating to access to information. Information relating to cybersecurity risks and cybersecurity incidents, if any, is reported by the CIO and the ISO to both the Risk Management Committee and to the

Information Technology Steering Committee, each of which Committees includes the Chief Executive Officer and the President and Chief Financial Officer who are also directors of the Corporation.

The Corporation maintains an Incident Response Plan that provides documented guidelines for handling potential threats and taking appropriate measures including timely notification of cybersecurity threats and incidents to senior management and the board of directors when appropriate. The Incident Response Plan is managed by the Information Technology Department, including the ISO, and is reviewed and tested at least annually.

The Corporation uses third-party vendors to assist in monitoring, detecting, and managing cyber threats, including managed security service monitoring, penetration testing and vulnerability assessment. The Risk Management Committee has established risk management guidelines for third-party vendors. The Corporation conducts due diligence reviews of third-party vendors before contracts or agreements for provision of services are signed and conducts ongoing due diligence and oversight procedures with the frequency of the procedures determined based on a risk assessment of the services provided. Generally, the Corporation’s agreements with service providers include requirements related to cybersecurity and data privacy. All such agreements are reviewed at least annually. The Corporation cannot guarantee, however, that such agreements, due diligence, and oversight procedures will prevent a cybersecurity incident from impacting information systems. Moreover, as a result of applicable laws and regulations or applicable contractual provisions, the Corporation may be held responsible for cybersecurity incidents attributed to its service providers in relation to any data that the Corporation shares with such providers.

To date, the Corporation has not experienced any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Corporation, including its business strategy, results of operations, or financial condition. As discussed under “Risk Factors” in Item 1A, however, the sophistication of cybersecurity threats continues to increase, and the preventative actions taken by the Corporation to reduce the risk of cybersecurity threats or incidents may not be sufficient in a particular circumstance. Accordingly, the Corporation may not be able to anticipate all cybersecurity breaches no matter how well designed or implemented the Corporation’s cybersecurity controls and procedures are, and the Corporation may not be able to implement effective preventive measures against such security breaches in a timely manner.

ITEM 2    PROPERTIES

The Corporation owns or leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2023, in which the banking offices are located; all properties are in good condition and adequate for the Corporation's purposes:

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
Bellefonte, PA 16823
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

PART II

ITEM 5    MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low closing sale prices for a share of the Corporation’s common stock during the periods indicated, and (2) quarterly dividends on a share of the common stock with respect to each quarter since January 1, 2021.

	Price Range		Dividends
	High	Low	Declared
2023
First quarter	$27.77	$21.90	$0.32
Second quarter	27.34	21.95	0.32
Third quarter	27.17	20.70	0.32
Fourth quarter	23.64	20.05	0.32
2022
First quarter	$24.67	$23.64	$0.32
Second quarter	24.35	22.34	0.32
Third quarter	24.29	22.02	0.32
Fourth quarter	26.89	23.15	0.32
2021
First quarter	$27.78	$20.55	$0.32
Second quarter	26.51	23.03	0.32
Third quarter	24.42	22.78	0.32
Fourth quarter	24.65	23.50	0.32

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

As of March 1, 2024, the Corporation had approximately 3,632 shareholders of record.

Following is a schedule of the shares of the Corporation’s common stock purchased by the Corporation during the fourth quarter of 2023.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1 - October 31, 2023)	—	$—	—	353,000
Month #2 (November 1 - November 30, 2023)	—	—	—	353,000
Month #3 (December 1 - December 31, 2023)	—	—	—	353,000

ITEM 6    [RESERVED]

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 21%.  The tax equivalent adjustments to net interest income for 2023, 2022, and 2021 were $525,000, $522,000, and $449,000, respectively.
2023 vs. 2022

Reported net interest income decreased $2,816,000 to $54,964,000 for the year ended December 31, 2023 compared to the year ended December 31, 2022, as the growth in the earning asset portfolio balance and yield was more than offset by an increase in rate paid on interest-bearing liabilities.  Total interest income increased $26,667,000 or $26,670,000 on a tax equivalent basis, primarily from growth in the loan portfolio balance and yield. Tax equivalent interest income on the investment portfolio increased as legacy assets matured with the proceeds reinvested predominately into short and medium term bonds carrying a higher yield than the legacy assets. The overall increase in the yield on the earning asset portfolio was driven by the impact of the rate increases enacted by the Federal Open Market Committee ("FOMC").

Interest expense increased $29,483,000 to $36,631,000 for the year ended December 31, 2023 compared to 2022. The increase in interest expense was driven by a 168 bp increase in the average rate paid on interest-bearing deposits led by a 282 bp increase in the average rate paid on time deposits coupled with an increase of $131,270,000 in average time deposit balances as deposits shifted from lower cost core deposits and the use of brokered deposits increased. Interest expense on total borrowings increased $11,042,000 as utilization of borrowings increased to supplement the funding of the loan portfolio growth.

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

	2023			2022			2021
(Dollars In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$66,863	$1,849	2.77%	$55,364	$1,441	2.60%	$46,312	$1,308	2.82%
All other loans (4)	1,691,742	81,830	4.84%	1,439,550	57,544	4.00%	1,299,321	52,199	4.02%
Total loans (2)	1,758,605	83,679	4.76%	1,494,914	58,985	3.95%	1,345,633	53,507	3.98%

Fed funds sold	—	—	—%	32,863	465	1.41%	28,395	202	0.71%

Taxable securities	189,804	7,263	3.83%	156,584	4,455	2.88%	148,066	4,083	2.80%
Tax-exempt securities (3)	23,872	654	2.74%	44,301	1,042	2.38%	36,993	829	2.27%
Total securities	213,676	7,917	3.71%	200,885	5,497	2.77%	185,059	4,912	2.69%

Interest-bearing deposits	10,916	524	4.80%	74,401	503	0.68%	201,273	242	0.12%

Total interest-earning assets	1,983,197	92,120	4.65%	1,803,063	65,450	3.63%	1,760,360	58,863	3.35%

Other assets	131,704			128,213			129,582

Total assets	$2,114,901			$1,931,276			$1,889,942

Liabilities and shareholders’ equity:
Savings	$231,000	685	0.30%	$247,003	138	0.06%	$225,637	116	0.05%
Super Now deposits	276,868	4,155	1.50%	387,370	1,344	0.35%	307,446	900	0.29%
Money market deposits	292,755	7,024	2.40%	289,820	1,105	0.38%	305,883	972	0.32%
Time deposits	293,252	10,267	3.50%	161,982	1,103	0.68%	244,341	3,557	1.46%
Total interest-bearing deposits	1,093,875	22,131	2.02%	1,086,175	3,690	0.34%	1,083,307	5,545	0.51%

Short-term borrowings	157,140	8,401	5.36%	29,315	1,007	3.44%	7,178	9	0.13%
Long-term borrowings	186,094	6,099	3.28%	110,027	2,451	2.32%	135,474	3,142	2.32%
Total borrowings	343,234	14,500	4.23%	139,342	3,458	2.48%	142,652	3,151	2.21%

Total interest-bearing liabilities	1,437,109	36,631	2.55%	1,225,517	7,148	0.58%	1,225,959	8,696	0.71%

Demand deposits	477,828			519,189			478,984
Other liabilities	31,243			24,182			23,568
Shareholders’ equity	168,721			162,388			161,431

Total liabilities and shareholders’ equity	$2,114,901			$1,931,276			$1,889,942
Interest rate spread			2.10%			3.05%			2.64%
Net interest income/margin		$55,489	2.80%		$58,302	3.24%		$50,167	2.85%

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
4.Fees on loans are included with interest on loans as follows: 2023 - $301,000; 2022 - $529,000; 2021 - $852,000.

Reconciliation of Taxable Equivalent Net Interest Income

(In Thousands)	2023	2022	2021
Total interest income	$91,595	$64,928	$58,414
Total interest expense	36,631	7,148	8,696
Net interest income	54,964	57,780	49,718
Tax equivalent adjustment	525	522	449
Net interest income (fully taxable equivalent)	$55,489	$58,302	$50,167

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

	Year Ended December 31,
	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$311	$97	$408	$168	$(35)	$133
Loans	11,046	13,240	24,286	5,356	(11)	5,345
Fed funds sold	(465)	—	(465)	37	226	263
Taxable investment securities	1,099	1,709	2,808	248	124	372
Tax-exempt investment securities	(532)	144	(388)	171	42	213
Interest-bearing deposits	(432)	453	21	(74)	335	261
Total interest-earning assets	11,027	15,643	26,670	5,906	681	6,587

Interest expense:
Savings deposits	(11)	558	547	7	15	22
Super Now deposits	(487)	3,298	2,811	248	196	444
Money market deposits	11	5,908	5,919	(11)	144	133
Time deposits	1,499	7,665	9,164	(949)	(1,505)	(2,454)
Short-term borrowings	6,555	839	7,394	106	892	998
Long-term borrowings	2,170	1,478	3,648	(574)	(117)	(691)
Total interest-bearing liabilities	9,737	19,746	29,483	(1,173)	(375)	(1,548)
Change in net interest income	$1,290	$(4,103)	$(2,813)	$7,079	$1,056	$8,135

PROVISION FOR CREDIT LOSSES

2023 vs. 2022

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

Although management believes that it uses the best information available to make such determinations and that the allowance for credit losses is adequate at December 31, 2023, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased credit loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' credit loss allowance. The banking regulators could require additions to the credit loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for credit losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for credit losses decreased from $15,637,000 at December 31, 2022 to $11,446,000 at December 31, 2023.  At December 31, 2023, the allowance for credit losses was 0.62% of total loans compared to 0.95% of total loans at December 31, 2022. The decrease in allowance was primarily due to the adoption of CECL on January 1, 2023 which decreased the reserve by $3,789,000 coupled with net recoveries of $525,000 for the period ended December 31, 2023.

The provision for credit losses was a recovery of $927,000 for the year ended December 31, 2023 compared to $1,910,000 for the year ended December 31, 2022.  The decrease in the provision was appropriate when considering the impact of CECL adoption, net recoveries during 2023, and gross loan growth of $200,033,000.  Net recoveries of $525,000 represented 0.03% of average loans for the year ended December 31, 2023 compared to net charge-offs of $449,000 or 0.03% of average loans for the year ended December 31, 2022 which reduced the historical loss rate in the model.  The provision related to the commercial, financial and agricultural segment of the loan portfolio decreased due to an increase in net recoveries of $1,332,000 coupled with the adoption of CECL. An increase occurred in the automobile segment of the loan portfolio due to portfolio growth and an increase in net charge-offs. Non-performing loans decreased due to a payoff of a non-performing loan during 2023. The majority of the non-performing loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for credit losses.  Significant loan portfolio growth, impact of CECL adoption, internal loan review and analysis, level of net recoveries, and decreased level of non-performing loans noted previously, dictated a decrease in the provision for credit losses resulting in the allowance for loan losses as a percentage of gross loans to decrease.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for credit losses remains at a level adequate to provide for expected credit losses inherent in the loan portfolio.

2022 vs. 2021

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

NON-INTEREST INCOME

2023 vs. 2022

Total non-interest income decreased $338,000 from the year ended December 31, 2022 to December 31, 2023. Excluding net security losses, non-interest income decreased $525,000 year over year. Bank owned life insurance increased primarily due to a gain recognized on the receipt of death benefit in 2023 of $381,000. Gain on sale of loans and loan broker income decreased significantly as mortgage volume decreased due to the increase in interest rates caused by the rate increases enacted by the FOMC. Brokerage commissions decreased primarily due to the downturn and volatility the stock market which led to decreased portfolio values and associated fees. Debit card income decreased as usage declined.

	2023		2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,090	24.96%	$2,103	24.14%	$(13)	(0.62)%
Net debt securities losses, available for sale	(193)	(2.30)	(219)	(2.51)	26	(11.87)
Net equity securities gains (losses)	15	0.18	(146)	(1.68)	161	110.27
Bank owned life insurance	1,063	12.69	664	7.62	399	60.09
Gain on sale of loans	1,046	12.49	1,131	12.98	(85)	(7.52)
Insurance commissions	529	6.32	491	5.64	38	7.74
Brokerage commissions	575	6.87	620	7.12	(45)	(7.26)
Loan broker income	992	11.84	1,674	19.21	(682)	(40.74)
Debit card income	1,328	15.86	1,464	16.80	(136)	(9.29)
Other	930	11.09	931	10.68	(1)	(0.11)
Total non-interest income	$8,375	100.00%	$8,713	100.00%	$(338)	(3.88)%

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

NON-INTEREST EXPENSE

2023 vs. 2022

Total non-interest expenses increased $1,498,000 from the year ended December 31, 2022 to December 31, 2023. The increase in salaries and employee benefits was attributable to routine wage and benefit increases coupled with the hiring of additional commercial lenders. Occupancy and furniture and equipment expense increased primarily due to increased maintenance costs. Contributing to the decrease in Pennsylvania shares tax expense was a tax credit purchasing program that was started in 2022. Professional fees increased as internal and external audit fees increased along with an increase in general legal expenses. FDIC deposit insurance increased primarily due to an increase in the assessment rate. Other expenses increased primarily due to the level of expenses associated with the defined benefit pension plan.

	2023		2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$25,062	56.32%	$24,267	56.44%	$795	3.28%
Occupancy	3,168	7.12	3,080	7.16	88	2.86
Furniture and equipment	3,392	7.62	3,288	7.65	104	3.16
Software amortization	843	1.89	840	1.95	3	0.36
Pennsylvania shares tax	1,082	2.43	1,452	3.38	(370)	(25.48)
Professional fees	2,953	6.64	2,434	5.66	519	21.32
Federal Deposit Insurance Corporation deposit insurance	1,578	3.55	938	2.18	640	68.23
Marketing	684	1.54	690	1.60	(6)	(0.87)
Intangible amortization	117	0.26	154	0.36	(37)	(24.03)
Goodwill impairment	—	—	653	1.52	(653)	n/a
Other	5,617	12.63	5,202	12.10	415	7.98
Total non-interest expense	$44,496	100.00%	$42,998	100.00%	$1,498	3.48%

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

INCOME TAXES

2023 vs. 2022

The provision for income taxes for the year ended December 31, 2023 resulted in an effective income tax rate of 18.28% compared to 19.29% for 2022.

2022 vs. 2021

The provision for income taxes for the year ended December 31, 2022 resulted in an effective income tax rate of 19.29% compared to 19.12% for 2021.

FINANCIAL CONDITION

INVESTMENTS

2023

The fair value of the investment portfolio decreased $2,748,000 from December 31, 2022 to December 31, 2023. The decrease in value is the result of a decrease in the municipal segment of the portfolio as the investment portfolio continues to be actively managed in order to reduce interest rate and market risk along with required capital allocation. This strategy is being deployed through selective purchasing of bonds that mature within ten years with an emphasis on those carrying a regulatory capital risk weighting of 0-20%. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 79% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2023 and 2022:

	2023		2022		Change
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio	Amount	%
Available for sale (AFS):
U.S. Government agency securities	$3,943	2.05%	$2,896	1.49%	$1,047	36.15%
Mortgage-backed securities	15,355	8.00	1,282	0.66	14,073	1,097.74%
State and political securities	115,615	60.20	142,809	73.30	(27,194)	(19.04)%
Other debt securities	56,032	29.17	46,686	23.96	9,346	20.02%
Total debt securities	190,945	99.42	193,673	99.41	(2,728)	(1.41)%
Investment equity securities:
Other equity securities	1,122	0.58	1,142	0.59	(20)	(1.75)%
Total equity securities	1,122	0.58	1,142	0.59	(20)	(1.75)%
Total	$192,067	100.00%	$194,815	100.00%	$(2,748)	(1.41)%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 21% tax rate) at December 31, 2023:

(In Thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Amortized Cost Total
U.S. Government agency securities:
Amortized cost	$1,999	$1,001	$1,000	$—	$4,000
Yield	3.08%	2.85%	5.12%	—%	3.53%
Mortgage-backed securities:
Amortized cost	—	986	7,651	6,820	15,457
Yield	—%	5.034%	5.04%	4.46%	4.78%
State and political securities:
Amortized cost	18,712	62,967	35,383	3,678	120,740
Yield	1.91%	2.66%	3.44%	4.23%	2.82%
Other debt securities:
Amortized cost	17,280	13,647	27,917	—	58,844
Yield	3.12%	2.31%	5.23%	—%	3.93%
Total Amount	$37,991	$78,601	$71,951	$10,498	199,041
Total Yield	2.52%	2.63%	4.33%	4.38%	3.31%
Equity Securities
Investment equity amortized cost					1,300
Total Investment Portfolio Value					$200,341
Total Investment Portfolio Yield					3.29%

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

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2023 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government and agency securities	$4,000	$3,943	$—	$—	$—	$—	$—	$—	$4,000	$3,943
Mortgage-backed securities	15,457	15,355	—	—	—	—	—	—	15,457	15,355
State and political securities	116,449	111,345	—	—	—	—	4,291	4,270	120,740	115,615
Other debt securities	21,164	19,895	8,259	7,712	—	—	29,421	28,425	58,844	56,032
Total debt securities	$157,070	$150,538	$8,259	$7,712	$—	$—	$33,712	$32,695	$199,041	$190,945

LOAN PORTFOLIO

2023

Gross loans of $1,839,764,000 at December 31, 2023 represented an increase of $200,033,000 from December 31, 2022. The residential segment increased primarily due to continued growth in home equity products. In addition the commercial real estate segment of the loan portfolio increased from the previous year as emphasis remains on this segment of the portfolio. Indirect auto lending increased as this segment of the portfolio is emphasized as its characteristics provide diversification.

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

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan at December 31, 2023 and 2022:

	2023		2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$213,466	11.60%	$190,461	11.62%	23,005	12.08%
Real estate mortgage:
Residential	798,501	43.40	708,209	43.19	90,292	12.75%
Commercial	531,601	28.90	500,632	30.53	30,969	6.19%
Construction	40,389	2.20	43,308	2.64	(2,919)	(6.74)%
Consumer Automobile	244,398	13.28	186,112	11.35	58,286	31.32%
Other consumer installment loans	10,361	0.56	10,361	0.63	—	—%
Net deferred loan fees and discounts	1,048	0.06	648	0.04	400	61.73%
Gross loans	$1,839,764	100.00%	$1,639,731	100.00%	200,033	12.20%

The amounts of domestic loans at December 31, 2023 are presented below by category and maturity:

	Commercial, financial, and agricultural	Real Estate			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Total
Loans with variable interest rates:
1 year or less	$498	$663	$1,792	$93	$—	$546	$3,592
1 through 5 years	3,833	3,802	6,481	178	—	—	14,294
5 through 15 years	53,335	70,905	158,082	2,097	—	150	284,569
After 15 years	57,428	614,364	313,918	21,178	—	2,516	1,009,404
Total floating interest rate loans	115,094	689,734	480,273	23,546	—	3,212	1,311,859
Loans with fixed interest rates:
1 year or less	3,161	1,213	730	1,093	1,890	417	8,504
1 through 5 years	58,345	4,520	8,169	6,309	104,941	4,538	186,822
5 through 15 years	30,369	26,588	35,541	4,080	137,567	2,194	236,339
After 15 years	6,497	76,446	6,888	5,361	—	—	95,192
Total fixed interest rate loans	98,372	108,767	51,328	16,843	244,398	7,149	526,857
Total	$213,466	$798,501	$531,601	$40,389	$244,398	$10,361	1,838,716
Net deferred loan fees and discounts							1,048
Total, net							$1,839,764

·         The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.
·                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Banks do not make loans that provide for negative amortization, nor do any loans contain conversion features. The Banks did not have any foreign loans outstanding at December 31, 2023.

ALLOWANCE FOR CREDIT LOSSES

2023

The allowance for credit losses represents the amount which management estimates is adequate to provide for future expected losses inherent in its loan portfolio as of the consolidated balance sheet date.  All loan losses are charged to the allowance and all recoveries are credited to it per the allowance method of providing for credit losses.  The allowance for credit losses is established through a provision for credit losses charged to operations.  The provision for credit losses is based upon management’s quarterly review of the loan portfolio.  The purpose of the review is to assess loan quality, individually evaluated loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served. An external independent loan review is also performed semi-annually for the Banks.  Management remains committed to an aggressive program of problem loan identification and resolution.

Maintaining an appropriate allowance for credit losses is dependent on various factors, including the ability to identify potential problem loans in a timely manner. For commercial construction, residential construction, commercial and industrial, and commercial real estate, an internal credit rating process is used. Management believes that internal credit ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal credit rating categories is a significant component of the allowance for credit losses methodology for these loans, which bases the probability of default on this migration. Assigning credit ratings involves judgment. The Company's loan review process provide a separate assessment of credit rating accuracy. Credit ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff or if specific loan review assessments identify a deterioration or an improvement in the loans.

Management considers the performance of the loan portfolio and its impact on the allowance for credit losses. Management does not assign internal credit ratings to smaller balance, homogeneous loans, such as home equity, residential mortgage, and consumer automobile loans. For these loans, the most relevant credit quality indicator is delinquency status and management evaluates credit quality based on the aging status of the loan.

Historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.  A base life time loss within the portfolio is calculated utilizing discounted cash flows driven by the charge-off and recovery data over the past ten years and certain credit quality indicators within the portfolio.  Management has identified a number of additional qualitative factors which it uses to supplement the base loss lifetime rate because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint.

The allowance for credit losses decreased from $15,637,000 at December 31, 2022 to $11,446,000 at December 31, 2023.  At December 31, 2023 and 2022, the allowance for credit losses to total loans was 0.62% and 0.95%, respectively.  The drivers of the decrease were the change in the ACL model upon the adoption of CECL on January 1, 2023 coupled with net loan recoveries of $525,000 or 0.03% of average loans for the year ended December 31, 2023.

2022

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

Allocation of the Allowance For Credit Losses
	December 31, 2023		December 31, 2022
(In Thousands)	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
Balance at end of period applicable to:
Commercial, financial, and agricultural	$3,379	11.61%	$1,914	11.62%
Real estate mortgage:
Residential	1,200	43.43	5,061	43.21
Commercial	3,352	28.91	6,110	30.54
Construction	145	2.20	188	2.64
Consumer automobiles	2,668	13.29	1,617	11.35
Other consumer installment loans	702	0.56	109	0.64
Unallocated	—	—	638	—
	$11,446	100.00%	$15,637	100.00%

Additional allowance for credit losses and net (charge-offs) recoveries information is presented by loan portfolio segment in the tables below. The twelve months ending December 31, 2023 was impacted by the CECL adoption reclassification entry disclosed in Note 6. Loan Credit Quality and Related Allowance for Credit Losses.

	Amount of Allowance for Credit Losses Allocated	Total loans	Allowance for Credit Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
December 31, 2023
Commercial, financial, and agricultural	$3,379	$213,466	1.58%	$1,497	$204,817	0.73%
Real estate mortgage:
Residential	1,200	798,501	0.15%	(53)	751,379	(0.01)%
Commercial	3,352	531,601	0.63%	(36)	516,248	(0.01)%
Construction	145	40,389	0.36%	—	48,786	—%
Consumer automobiles	2,668	244,398	1.09%	(587)	227,017	(0.26)%
Other consumer installment loans	702	10,361	6.78%	(296)	10,358	(2.86)%
	$11,446	$1,838,716	0.62%	$525	$1,758,605	0.03%

Total non-accrual loans outstanding	$998
Non-accrual loans to total loans outstanding	0.05%
Allowance for loan losses to non-accrual loans	1146.89%

	Amount of Allowance Allocated	Total loans	Allowance for Credit Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
December 31, 2022
Commercial, financial, and agricultural	$1,914	$190,461	1.00%	$165	$173,433	0.10%
Real estate mortgage:
Residential	5,061	708,209	0.71%	26	649,989	—%
Commercial	6,110	500,632	1.22%	(150)	466,526	(0.03)%
Construction	188	43,308	0.43%	29	44,968	0.06%
Consumer automobiles	1,617	186,112	0.87%	(328)	150,261	(0.22)%
Other consumer installment loans	109	10,361	1.05%	(191)	9,737	(1.96)%
Unallocated	638
	$15,637	$1,639,083	0.95%	$(449)	$1,494,914	(0.03)%

Total non-accrual loans outstanding	$3,615
Non-accrual loans to total loans outstanding	0.22%
Allowance for loan losses to non-accrual loans	432.56%

	Amount of Allowance Allocated	Total loans	Allowance for Credit Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
December 31, 2021
Commercial, financial, and agricultural	$1,946	$163,285	1.19%	$(10)	$175,631	(0.01)%
Real estate mortgage:
Residential	4,701	595,847	0.79%	(107)	584,849	(0.02)%
Commercial	5,336	446,734	1.19%	95	381,306	0.02%
Construction	179	37,295	0.48%	10	41,564	0.02%
Consumer automobiles	1,411	139,408	1.01%	(143)	152,496	(0.09)%
Other consumer installment loans	111	9,277	1.20%	(112)	9,787	(1.14)%
Unallocated	492
	$14,176	$1,391,846	1.02%	$(267)	$1,345,633	(0.02)%
Total non-accrual loans outstanding	$5,389
Non-accrual loans to total loans outstanding	0.39%
Allowance for loan losses to non-accrual loans	263.05%

The provision for all segments of the loan portfolio were impacted by the adoption of CECL on January 1, 2023. The provision for commercial and agricultural loans decreased during 2023 due to an increase in the level of net recoveries. The provision for residential real estate loans decreased primarily due to the adoption of CECL. The provision for commercial real estate loans decreased primarily due to the adoption of CECL and a minimal amount of net charge-offs. The provision for consumer automobiles increased due to increased indirect loan volume and an increase in net charge-offs.

The provision for commercial and agricultural loans decreased during 2022 due to levels and trends of non-accrual loans in our portfolio and a decline in net charge-offs. The provision for residential real estate loans remained flat as the portfolio size increased but was offset by a decline in the level of net charge-offs. The provision for this loan type is adjusted by national indices as well as our historical losses. The provision for commercial real estate loans decreased primarily due to an improvement in portfolio credit metrics. The provision for consumer automobiles increased due to increased indirect loan volume and concerns regarding the impact of inflation on the customer base.

The provision for commercial and agricultural loans decreased during 2021 due to levels and trends of non-accrual loans in our portfolio and a decline in net charge-offs. The provision for residential real estate loans remained flat as the portfolio size increased slightly and the level of net charge-offs declined modestly. The provision for this loan type is adjusted by national indices as well as our historical losses. The provision for commercial and construction real estate loans increased as the economic environment has continued to remain soft as the impact of the COVID-19 pandemic and associated supply chain issues is felt within the markets we serve. The provision for consumer automobiles decreased due to reduction in indirect loan volume and a decrease in portfolio size. The provision for other consumer installment loans has decreased as the portfolio declined to $9,277,000 at December 31, 2021 from $19,940,000 at December 31, 2020. The COVID-19 pandemic and associated supply chain issues has resulted in various businesses operating at less than 100% capacity. This has caused an increase in the risk profile of the commercial segment of the loan portfolio resulting in a provision shift from unallocated to the commercial real estate mortgage segment of the loan portfolio. Average loan amounts are calculated off of end of month balances.

NON-PERFORMING LOANS

The decrease in non-performing loans during 2023 is primarily due to a payoff of a non-accrual loan. The majority of the non-performing loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for credit losses.

The following table presents information concerning non-performing loans.  The accrual of interest will be discontinued when the principal or interest of a loan is in default for 90 days or more, or as soon as payment is questionable, unless the loan is well secured and in the process of collection. Consumer loans and residential real estate loans secured by 1 to 4 family dwellings are not ordinarily subject to those guidelines.  The reversal of previously accrued but uncollected interest applicable to any loan placed in a non-accrual status and the treatment of subsequent payments of either principal or interest is handled in accordance with GAAP.  These principles do not require a write-off of previously accrued interest if principal and interest are ultimately protected by sound collateral values.  A non-performing loan may be restored to accruing status when:

1.              Principal and interest is no longer due and unpaid;
2.              It becomes well secured and in the process of collection; and
3.              Prospects for future contractual payments are no longer in doubt.

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
2023	$2,150	$998	$3,148
2022	1,275	3,615	4,890

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

Management’s judgment in determining the amount of the additions to the allowance charged to operating expense includes but is not limited to the following factors with no single factor being determinative:
1.              Economic conditions and the impact on the loan portfolio;
2.              Analysis of past loan charge-offs experienced by category and comparison to outstanding loans;
3.              Effect of problem loans on overall portfolio quality; and
4.              Reports of examination of the loan portfolio by the Department and the FDIC.

DEPOSITS

2023 vs. 2022

Total average deposits decreased $33,661,000 or 2.10% from 2022 to 2023.  Noninterest-bearing deposits average balance decreased $41,361,000 as deposits shifted from non-interest bearing and lower rate deposit products into time deposits. This shift in deposits, along with utilization of brokered deposits, resulted in time deposits increasing $131,270,000. The Bank had major deposit customers with a combined outstanding balances of approximately $0 and $112,228,000 at December 31, 2023 and 2022, respectively.

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

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2023, 2022, and 2021:

	2023		2022		2021
(In Thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing	$477,828	0.00%	$519,189	0.00%	$478,984	0.00%
Savings	231,000	0.30	247,003	0.06	225,637	0.05
Super Now	276,868	1.50	387,370	0.35	307,446	0.29
Money Market	292,755	2.40	289,820	0.38	305,883	0.32
Time	293,252	3.50	161,982	0.68	244,341	1.46
Total average deposits	$1,571,703	1.41%	$1,605,364	0.23%	$1,562,291	0.36%

The following table shows the scheduled maturities of time deposits that are in excess of the FDIC insurance limit as of December 31, 2023.

(In Thousands)	2023
Due within 3 months or less	$11,195
Due after 3 months and within 6 months	2,986
Due after 6 months and within 12 months	3,519
Due after 12 months	2,522
Total	$20,222

As of December 31, 2023 and 2022 the Company had $436,074,000 and $617,515,000, respectively, in uninsured deposits. Included in the total uninsured deposits is a concentration of public funds which were collateralized by the Banks in the amount of $77,687,000 and $180,252,000 at December 31, 2023 and 2022, respectively. Total uninsured deposits less collateralized public funds was $358,387,000 and $437,263,000 at December 31, 2023 and 2022.

SHAREHOLDERS’ EQUITY

2023

Shareholders’ equity increased $23,891,000 to $191,556,000 at December 31, 2023 compared to December 31, 2022.  During the twelve months ended December 31, 2023 the Company sold 420,069 shares of common stock, for net proceeds of $8,291,000, in a registered at-the-market offering. An additional 17,929 shares for net proceeds of $406,000 were issued as part of the Dividend Reinvestment Plan during the twelve months ended December 31, 2023. Accumulated other comprehensive loss of $9,150,000 at December 31, 2023 decreased from a loss of $13,958,000 at December 31, 2022 as a result of a decrease in net unrealized loss on available for sale securities to $6,396,000 at December 31, 2023 from a net unrealized loss of $9,819,000 at December 31, 2022 coupled with a decrease in loss of $1,385,000 in the defined benefit plan obligation. The current level of shareholders’ equity equates to a book value per share of $25.51 at December 31, 2023 compared to $23.76 at December 31, 2022, and an equity to asset ratio of 8.69% at December 31, 2023 and 8.38% at December 31, 2022. Dividends declared for the twelve months ended December 31, 2023 and 2022 were $1.28 per share.

2022

Shareholders’ equity decreased $4,609,000 to $167,665,000 at December 31, 2022 compared to December 31, 2021.  Accumulated other comprehensive loss of $13,958,000 at December 31, 2022 increased from a loss of $1,112,000 at December 31, 2021 as a result of a $9,819,000 net unrealized loss on available for sale securities at December 31, 2022 (compared to an unrealized gain of $2,373,000 at December 31, 2021) coupled with an increase in loss of $654,000 in the defined benefit plan obligation. The current level of shareholders’ equity equates to a book value per share of $23.76 at December 31, 2022 compared to $24.37 at December 31, 2021, and an equity to asset ratio of 8.38% at December 31, 2022 and 8.88% at December 31, 2021. Dividends declared for the twelve months ended December 31, 2022 and 2021 were $1.28 per share.

Bank regulators have risk based capital guidelines.  Under these guidelines the Corporation and each Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2023, both the Corporation’s and each Bank’s required ratios were well above the minimum ratios (and including the current capital conservation buffer where applicable) as follows:

	Corporation	Jersey Shore State Bank	Luzerne Bank	Minimum Standards
Common equity tier 1 capital to risk-weighted assets	10.098%	9.890%	10.288%	7.000%
Tier 1 capital to risk-weighted assets	10.098%	9.890%	10.288%	8.500%
Total capital to risk-weighted assets	10.798%	10.701%	10.686%	10.500%
Tier 1 capital to average assets	8.597%	8.344%	8.316%	4.000%

For a more comprehensive discussion of these requirements, see “Regulation and Supervision” in Item 1 of the Annual Report on Form 10-K and Note 18 to the consolidated financial statements.  Management believes that the Corporation and the Banks will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2023	2022	2021
Percentage of net income to:
Average total assets	0.79%	0.90%	0.85%
Average shareholders’ equity	9.84%	10.73%	9.93%
Percentage of dividends declared to net income	55.18%	51.87%	56.39%
Percentage of average shareholders’ equity to average total assets	7.98%	8.41%	8.54%

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

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2023, except for net loans to total deposits which was 115%.

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

Management monitors the Corporation’s liquidity on both a short and long-term basis, thereby providing management necessary information to react to current balance sheet trends.  Cash flow needs are assessed and sources of funds are determined.  Funding strategies consider both customer needs and economical cost.  Both short and long term funding needs are addressed by cash on hand, maturities and sales of available for sale investment securities, loan repayments and maturities, loan sales, and liquidating money market investments such as federal funds sold. The use of these resources, in conjunction with access to credit, provides core ingredients to satisfy depositor, borrower, and creditor needs.

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Corporation has a current borrowing capacity at the FHLB of $859,444,000 with a total credit exposure of $396,365,000 utilized, leaving $463,079,000 available.  In addition to this credit arrangement, the Corporation has additional lines of credit with correspondent banks of $100,000,000. The Corporation’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs through the utilization of cash on hand, borrowing lines, sale of investments and loans, and property sale leasebacks,

Interest rate sensitivity, which is closely related to liquidity management, is a function of the repricing characteristics of the Corporation’s portfolio of assets and liabilities.  Asset/liability management strives to match maturities and rates between loan and investment security assets with the deposit liabilities and borrowings that fund them.  Successful asset/liability management results in a balance sheet structure which can cope effectively with market rate fluctuations. The matching process is affected by segmenting both assets and liabilities into future time periods (usually 12 months or less) based upon when repricing can be effected.  Repriceable assets are subtracted from repriceable liabilities for a specific time period to determine the “gap” or difference.  Once known, the gap is managed based on predictions about future market interest rates.  Intentional mismatching, or gapping, can enhance net interest income if market rates move as predicted.  However, if market rates behave in a manner contrary to predictions, net interest income will suffer.  Gaps, therefore, contain an element of risk and must be prudently managed.  In addition to gap management, the Corporation has an asset liability management policy which incorporates a market value at risk calculation which is used to determine the effects of interest rate movements on shareholders’ equity and a simulation analysis to monitor the effects of interest rate changes on the Corporation’s balance sheet.

The Corporation currently maintains a gap position of being asset sensitive due to the relative short duration of the loan and investment portfolios.  A slight lengthening of the investment portfolio is being undertaken due to the higher yields on current investment products. The liability portfolio is being shortened with emphasis being placed on short term funding in addition to the focus on time deposits shifting towards five to ten month products.

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

The following is a rate shock forecast for the twelve month period ending December 31, 2024 assuming a static balance sheet as of December 31, 2023.

		Parallel Rate Shock in Basis Points
(In Thousands)	(300)	(200)	(100)	Static	100	200	300	400
Net interest income	$59,827	$62,027	$64,174	$66,144	$67,918	$69,354	$70,586	$71,763
Change from static	(6,317)	(4,117)	(1,970)	—	1,774	3,210	4,442	5,619
Percent change from static	-9.55%	-6.22%	-2.98%	—	2.68%	4.85%	6.72%	8.50%

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

Allowance for Credit Losses

Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment.  Areas that require Managements judgment in calculating the ACL include cash flow assumptions such as prepayment speeds, probability of default, forecast of economic events, and other adjustments for qualitative factors. The Corporation’s allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for credit losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  The allowance is increased by provisions for credit losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For a full discussion of the Corporation’s methodology of assessing the adequacy of the reserve for allowance for loan losses, refer to Note 1 of the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

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

CONTRACTUAL OBLIGATIONS

The Corporation has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2023, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

	Payments Due In
(In Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,204,701	$—	$—	$—	$1,204,701
Time deposits	266,948	111,794	5,493	557	384,792
Repurchase agreements	3,631	—	—	—	3,631
Short-term borrowings	142,295	—	—	—	142,295
Long-term borrowings	40,175	110,872	95,359	6,192	252,598
Operating leases	255	517	539	2,029	3,340

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2023	2022
ASSETS:
Noninterest-bearing balances	$28,969	$27,390
Interest-bearing deposits in other financial institutions	8,493	12,943
Total cash and cash equivalents	37,462	40,333

Investment debt securities, available for sale, at fair value	190,945	193,673
Investment equity securities, at fair value	1,122	1,142
Restricted investment in bank stock	24,323	19,171
Loans held for sale	3,993	3,298
Loans	1,839,764	1,639,731
Allowance for credit losses	(11,446)	(15,637)
Loans, net	1,828,318	1,624,094
Premises and equipment, net	30,250	31,844
Accrued interest receivable	11,044	9,481
Bank-owned life insurance	33,867	34,452
Investment in limited partnerships	7,815	8,656
Goodwill	16,450	16,450
Intangibles	210	327
Operating lease right of use asset	2,512	2,651
Deferred tax assets	4,655	6,868
Other assets	11,843	7,640
TOTAL ASSETS	$2,204,809	$2,000,080

LIABILITIES:
Interest-bearing deposits	$1,118,320	$1,037,397
Noninterest-bearing deposits	471,173	519,063
Total deposits	1,589,493	1,556,460

Short-term borrowings	145,926	153,349
Long-term borrowings	252,598	102,783
Accrued interest payable	3,814	603
Operating lease liability	2,570	2,708
Other liabilities	18,852	16,512
TOTAL LIABILITIES	2,013,253	1,832,415

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 8,019,219 and 7,566,810 shares issued; 7,508,994 and 7,056,585 shares outstanding	44,550	42,039
Additional paid-in capital	61,733	54,252
Retained earnings	107,238	98,147
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(6,396)	(9,819)
Defined benefit plan	(2,754)	(4,139)
Treasury stock at cost, 510,225 shares	(12,815)	(12,815)
TOTAL SHAREHOLDERS' EQUITY	191,556	167,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,204,809	$2,000,080

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2023	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$83,291	$58,682	$53,232
Investment securities:
Taxable	5,346	3,634	3,281
Tax-exempt	517	823	655
Dividend and other interest income	2,441	1,789	1,246
TOTAL INTEREST AND DIVIDEND INCOME	91,595	64,928	58,414

INTEREST EXPENSE:
Deposits	22,131	3,690	5,545
Short-term borrowings	8,401	1,007	9
Long-term borrowings	6,099	2,451	3,142
TOTAL INTEREST EXPENSE	36,631	7,148	8,696

NET INTEREST INCOME	54,964	57,780	49,718

(Recovery) provision for loan credit losses	(927)	1,910	640
Recovery for off balance sheet credit exposures	(552)	—	—
TOTAL (RECOVERY) PROVISION FOR CREDIT LOSSES	(1,479)	1,910	640

NET INTEREST INCOME AFTER (RECOVERY) PROVISION FOR CREDIT LOSSES	56,443	55,870	49,078

NON-INTEREST INCOME:
Service charges	2,090	2,103	1,703
Net debt securities (losses) gains, available for sale	(193)	(219)	699
Net equity securities gains (losses)	15	(146)	(40)
Bank-owned life insurance	1,063	664	916
Gain on sale of loans	1,046	1,131	2,474
Insurance commissions	529	491	553
Brokerage commissions	575	620	851
Loan broker income	992	1,674	2,164
Debit card income	1,328	1,464	1,511
Other	930	931	838
TOTAL NON-INTEREST INCOME	8,375	8,713	11,669

NON-INTEREST EXPENSE:
Salaries and employee benefits	25,062	24,267	23,014
Occupancy	3,168	3,080	3,209
Furniture and equipment	3,392	3,288	3,522
Software amortization	843	840	868
Pennsylvania shares tax	1,082	1,452	1,350
Professional fees	2,953	2,434	2,432
Federal Deposit Insurance Corporation deposit insurance	1,578	938	963
Marketing	684	690	545
Intangible amortization	117	154	191
Goodwill impairment	—	653	—
Other	5,617	5,202	4,811
TOTAL NON-INTEREST EXPENSE	44,496	42,998	40,905

INCOME BEFORE INCOME TAX PROVISION	20,322	21,585	19,842
INCOME TAX PROVISION	3,714	4,163	3,794
CONSOLIDATED NET INCOME	$16,608	$17,422	$16,048
Earnings attributable to noncontrolling interest	—	—	15
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$16,608	$17,422	$16,033

EARNINGS PER SHARE - BASIC	$2.34	$2.47	$2.27
EARNINGS PER SHARE - DILUTED	$2.34	$2.47	$2.27
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,112,450	7,059,437	7,061,818
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,112,450	7,059,437	7,061,818
 See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2023	2022	2021
Net Income	$16,608	$17,422	$16,048
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	4,140	(15,652)	(2,264)
Tax effect	(869)	3,287	475
Net realized loss (gain) included in net income	193	219	(699)
Tax effect	(41)	(46)	147
Decrease (increase) of unrecognized pension and post-retirement items	1,754	(827)	2,674
Tax effect	(369)	173	(563)
Total other comprehensive income (loss)	4,808	(12,846)	(230)
Comprehensive income	$21,416	$4,576	$15,818

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2020	7,532,576	$41,847	$52,523	$82,769	$(882)	$(12,115)	$4	$164,146
Net income				16,033			15	16,048
Other comprehensive loss					(230)			(230)
Stock-based compensation recognized in earnings			960					960
Dividends declared, (1.28 per share)				(9,041)				(9,041)
Common shares issued for employee stock purchase plan	3,850	21	66					87
Common shares issued for director compensation plan	13,846	77	244					321
Distributions to noncontrolling interest							(17)	(17)
Noncontrolling interest purchase			2				(2)	—
Balance, December 31, 2021	7,550,272	41,945	53,795	89,761	(1,112)	(12,115)	—	172,274

Net income				17,422				17,422
Other comprehensive loss					(12,846)			(12,846)
Cash settlement of options			(1,074)					(1,074)
Stock-based compensation recognized in earnings			1,231					1,231
Dividends declared, ($1.28 per share)				(9,036)				(9,036)
Common shares issued for employee stock purchase plan	3,617	20	62					82
Common shares issued for director compensation plan	12,921	74	238					312
Purchase of treasury stock (30,000 shares)						(700)		(700)
Balance, December 31, 2022	7,566,810	42,039	54,252	98,147	(13,958)	(12,815)	—	167,665

Cumulative effect of adoption of ASU 2016-13				1,647				1,647
Net income				16,608				16,608
Other comprehensive income					4,808			4,808
Stock-based compensation recognized in earnings			951					951
Dividends declared, ($1.28 per share)				(9,164)				(9,164)
Common shares issued for employee stock purchase plan	3,894	22	67					89
Common shares issued for director compensation plan	10,517	58	197					255
Common shares issued for registered at-the-market offering, net proceeds	420,069	2,331	5,960					8,291
Dividend reinvestment plan	17,929	100	306					406
Balance, December 31, 2023	8,019,219	$44,550	$61,733	$107,238	$(9,150)	$(12,815)	$—	$191,556

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2023	2022	2021
OPERATING ACTIVITIES:
Net Income	$16,608	$17,422	$16,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,832	3,466	3,711
Amortization of intangible assets	117	154	191
Amortization of investment security discounts and premiums, net	419	1,140	1,142
Goodwill impairment	—	653	—
(Gain) loss on sale of premises and equipment	(148)	301	18
(Recovery) provision for credit losses	(1,479)	1,910	640
Stock based compensation	951	1,231	960
Securities losses (gains), available for sale	193	219	(699)
Originations of loans held for sale	(39,079)	(39,388)	(85,938)
Proceeds of loans held for sale	39,430	40,946	89,926
Gain on sale of loans	(1,046)	(1,131)	(2,474)
Net equity securities (gains) losses	(15)	146	40
Security trades payable	—	(111)	(1,455)
Earnings on bank-owned life insurance	(1,063)	(664)	(916)
Increase (decrease) in deferred tax asset	497	(681)	(359)
Other, net	605	(1,720)	(2,912)
Net cash provided by operating activities	18,822	23,893	17,923
INVESTING ACTIVITIES:
Investment debt securities available for sale:
Proceeds from sales	24,702	5,557	17,947
Proceeds from calls, maturities and repayments	28,158	17,372	20,997
Purchases	(46,411)	(66,984)	(46,499)
Proceeds from sales of equity securities	35	—	—
Net increase in loans	(199,726)	(248,130)	(48,170)
Acquisition of premises and equipment	(806)	(377)	(1,137)
Proceeds from sale of premises and equipment	557	150	2
Proceeds from the sale of foreclosed assets	—	120	335
Purchase of bank-owned life insurance	(8)	(22)	(30)
Proceeds from bank-owned life insurance death benefit	1,656	2	825
Distribution of non-controlling interest	—	—	(25)
Investment in limited partnership	—	(695)	(1,070)
Proceeds from redemption of regulatory stock	41,739	11,282	3,143
Purchases of regulatory stock	(46,891)	(15,922)	(2,297)
Net cash used for investing activities	(196,995)	(297,647)	(55,979)
FINANCING ACTIVITIES:
Net increase (decrease) in interest-bearing deposits	80,923	(89,558)	81,869
Net (decrease) increase in noninterest-bearing deposits	(47,890)	24,703	45,003
Proceeds from long-term borrowings	180,000	—	—
Repayment of long-term borrowings	(30,000)	(23,000)	(30,000)
Net (decrease) increase in short-term borrowings	(7,423)	147,602	503
Finance lease principal payments	(185)	(180)	(165)
Dividends paid	(9,164)	(9,036)	(9,041)
Distributions to non-controlling interest	—	—	(17)
Issuance of common stock	9,041	394	408
Purchase of treasury stock	—	(700)	—
Net cash provided by financing activities	175,302	50,225	88,560
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,871)	(223,529)	50,504
CASH AND CASH EQUIVALENTS, BEGINNING	40,333	263,862	213,358
CASH AND CASH EQUIVALENTS, ENDING	$37,462	$40,333	$263,862

See accompanying notes to the consolidated financial statements.

	Year Ended December 31,
(In Thousands)	2023	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$33,420	$7,196	$9,157
Income taxes paid	3,021	3,001	4,236
Transfer of loans to foreclosed real estate	770	97	83
Right of use lease assets obtained in exchange for lessee finance lease liabilities	—	—	2,653
Recognition of low-income housing tax asset	—	3,873	—
Recognition of commitment on low-income housing project	—	3,873	—
Adoption of ASU 2016-13, financial instruments - credit losses non-cash impact	1,647	—	—

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

The financial services are provided by the Banks to individuals, partnerships, non-profit organizations, and corporations through their twenty-four offices located in Clinton, Lycoming, Centre, Montour, Union, Blair, and Luzerne Counties, Pennsylvania.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of net deferred tax assets, impairment of goodwill, credit losses of debt securities, fair value of financial instruments, and the valuation of real estate acquired through, or in lieu of, foreclosure on settlement of debt.

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

Investment Securities

Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities held to maturity, securities available for sale, or securities held for trading.  Debt securities acquired with the intent and ability to hold to maturity are stated at cost, adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. Certain other debt securities have been classified as available for sale to serve principally as a source of liquidity.  Unrealized holding gains and losses for available for sale securities are reported as a separate component of shareholders’ equity, net of tax, until realized. Equity securities are carried at fair value. Unrealized holding gains and losses for equity securities are recognized as a separate component within the income statement. Realized security gains and losses are computed using the specific identification method for debt securities and the average cost method for marketable equity securities.  Interest and dividends on investment securities are recognized as income when earned and is not included within the investment balance.

Securities are periodically reviewed for credit losses upon a number of factors, including, but not limited to, extent to which the fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its fair value, whether it is more likely than not that the Corporation would be required to sell the security before its anticipated recovery in fair value, and a review of the Corporation’s capital adequacy, interest rate risk position, and liquidity. The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statement of Income.

Fair values of investment securities are based on observed market prices.  Certain investment securities do not have observed bid prices and their fair value is based on instruments with similar risk elements. Since regulatory stock is redeemable at par, the Corporation carries it at cost.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are stated at the principal amount outstanding, net of deferred fees and discounts, unamortized loan fees and costs, and the allowance for credit losses. Interest on loans is recognized as income when earned on the accrual method and is not included within the loan balance.  The Corporation’s general policy has been to stop accruing interest on loans when it is determined a reasonable doubt exists as to the collectability of additional interest. Income is subsequently recognized only to the extent that cash payments are received provided the loan is not delinquent in payment and, in management’s judgment, the borrower has the ability and intent to make future principal payments.  Otherwise, payments are applied to the unpaid principal balance of the loan.  Loans are restored to accrual status if certain conditions are met, including but not limited to, the repayment of all unpaid interest and scheduled principal due, ongoing performance consistent with the contractual agreement, and the future expectation of continued, timely payments.

Loan origination and commitment fees as well as certain direct loan origination costs are being deferred and amortized as an adjustment to the related loan’s yield over the contractual lives of the related loans.

Allowance for Credit Losses

CECL Adoption and Updated Significant Accounting Policy
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, and is referred to as CECL. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans and HTM debt securities. It also applies to off-balance sheet (“OBS”) credit exposures (loan commitments, standby letters of credit, financial guarantees, and other similar instruments).

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

Loans: The ACL for loans is an estimate of the expected losses to be realized over the life of the loans in the portfolio. The ACL is determined for two distinct categories of loans: 1) loans evaluated collectively for expected credit losses and 2) loans evaluated individually for expected credit losses. The ACL also includes certain qualitative and forecast adjustments to the CECL model.

Loans Evaluated Collectively:

•	Loans aggregated into pools based on similar risk characteristics.

•	The probability of default "PD" and loss given default rate "LGD" CECL model components are determined based on loss estimates driven by historical experience at the input level.

•
The PD model component uses "through the economic cycle transition" matrices based on the Company's historical loan and transaction data across each pool of loans. Adjustments to PD are made based on the borrowers credit score and origination.

•
The LGD model component calculates a lifetime LGD estimate across each pool of loans utilizing a nonparametric loss curve modeling approach. Adjustments to LGD are made based on the loan-to-value at origination.

•	Reasonable and supportable forecasts are incorporated through the utilization of qualitative factors.

•	Cash flow assumptions are established for each loan using maturity date, amortization schedule and interest rate.

•	A constant prepayment rate is calculated for each loan pool in the CECL model.
Loans Evaluated Individually: Loans evaluated individually for expected credit losses include loans determined to be collateral-dependant or that do not share similar risk characteristics with the rest of the pool.

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

The allowance for credit losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio as of the Consolidated Balance Sheet date.  The allowance method is used in providing for loan losses.  Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it.  The allowance for credit losses is established through a provision for credit losses charged to operations.  The provision for credit losses is based upon management’s quarterly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify individually evaluated loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served.  An external independent loan review is also performed semi-annually for the Banks.  Management remains committed to an aggressive program of problem loan identification and resolution.

Although management believes that it uses the best information available to make such determinations and that the allowance for credit losses is adequate at December 31, 2023, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased credit loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Banks' credit loss allowance. The regulatory agencies could require the Banks, based on their evaluation of information available at the time of their examination, to provide additional credit loss provisions to further supplement the allowance.

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

Troubled Loan Modifications

Under GAAP, a modification is a Troubled Loan Modification (TLM) if the borrower is experiencing financial difficulties and the modification is a direct change in contractual cash flows. This excludes insignificant payment delays.

ASU 2022-02 does not amend the current modification guidance other than to eliminate Troubled Debt Restructures (TDRs). An evaluation needs to be completed to determine whether the modification represents a new loan or a continuation of an existing loan. A loan modification or refinancing results in a new loan if: the terms of the new loan are at least as favorable to the lender as the terms of the other loans to similar borrowers, and the modifications to the terms of the loan are more than minor.

Financial difficulties existing when:
•the borrower may have financial difficulties even though not currently in default with the lender;
•the borrower is currently delinquent on any of its debt (with or outside of the Bank);
•it is probable the borrower will be in payment default on any of its debt in the foreseeable future without modification;
•the borrower has declared or is declaring bankruptcy;
•there is substantial doubt as to whether the borrower will continue to be a going concern (commercial loans);
•the borrower has securities that have been, are in the process of, or under threat of being delisted from an exchange;
•the forecasted cash flows will be insufficient to service the existing debt for the foreseeable future; and
•without modification, the borrower cannot obtain funds from other sources at the same rate as a non-troubled borrower.

A direct change in contractual cash flows includes: principal forgiveness, interest rate reduction, and term extension (other than an insignificant payment delay).

Once a TLM is identified, an impairment calculation is completed. Those loans that are deemed collateral dependent loans will be measured for impairment separately, outside of the CECL model. Those that are not collateral dependent will be included in the CECL model.

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

Goodwill

The Corporation performs an annual impairment analysis of goodwill for its purchased subsidiaries, Luzerne Bank and The M Group.  Based on the fair value of these reporting units, estimated using the expected present value of future cash flows, an impairment of goodwill was recognized in 2022 of $653,000 related to The M Group. No impairment of goodwill was recognized in 2023 or 2021.

Intangible Assets

The Corporation also had intangible assets of $210,000, which is net of accumulated amortization of $810,000, as a result of the purchase of two books of business related to investment product sales. The book of business intangible is being amortized using the straight-line method over a period of ten years.

Investments in Limited Partnerships

The Corporation was a limited partner in two partnerships at December 31, 2023 that provides low income elderly housing in the Corporation’s geographic market area. The carrying value of the Corporation’s investment in the limited partnerships was $7,815,000 at December 31, 2023 and $8,656,000 at December 31, 2022. The investments will be amortized using the proportional amortization method over the period of the related tax benefits.  Both partnerships have reached the level of occupancy needed to begin the ten year tax credit recognition period. There was $841,000 and $519,000 in amortization recognized in 2023 and 2022.  The Corporation recognized a liability during 2022 in the amount of $3,873,000 for future equity contributions to be made to one of the partnerships, which is still outstanding at December 31, 2023.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvement: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates several SEC disclosure requirements into US GAAP and adds interim and annual disclosure requirements to a variety of topics in the Accounting Standards Codification, including those focusing on accounting changes, earnings per share, debt and repurchase agreements. For entities subject to the SEC disclosure requirements and those “required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer,” the US GAAP requirements will be effective when the removal of the related SEC rule is effective. Early adoption is not permitted for these entities. For all other entities, the effective date will be two years later, and early adoption is permitted. That is, financial statements issued after the effective date of each amendment are required to include on a prospective basis the related disclosure incorporated into US GAAP by this ASU. However, if the SEC does not act to remove its related requirements by June 30, 2027, any related FASB amendments will be removed from the Codification and will not be effective for any entities.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (TOPIC 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Public entities are required to adopt the changes retrospectively, recasting each prior-period disclosure for which a comparative income statement is presented in the period of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in accumulated other comprehensive income (loss) by component shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2023, 2022, and 2021 were as follows:

	Twelve Months Ended December 31, 2023			Twelve Months Ended December 31, 2022			Twelve Months Ended December 31, 2021
(In Thousands)	Net Unrealized (Loss) Gain on Available for Sale Securities*	Defined Benefit Plan*	Total*	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*
Beginning balance	$(9,819)	$(4,139)	$(13,958)	$2,373	$(3,485)	$(1,112)	$4,714	$(5,596)	$(882)
Other comprehensive income (loss) before reclassifications	3,271	1,268	4,539	(12,365)	(709)	(13,074)	(1,789)	1,965	176
Amounts reclassified from accumulated other comprehensive income (loss)	152	117	269	173	55	228	(552)	146	(406)
Net current-period other comprehensive income (loss)	3,423	1,385	4,808	(12,192)	(654)	(12,846)	(2,341)	2,111	(230)
Ending balance	$(6,396)	$(2,754)	$(9,150)	$(9,819)	$(4,139)	$(13,958)	$2,373	$(3,485)	$(1,112)
*Amounts net of 21% tax rate

The reclassifications out of accumulated other comprehensive (loss) income shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2023, 2022, and 2021 were as follows:

(In Thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	Twelve Months Ended			Affected Line Item in the Consolidated Statement of Income
	December 31, 2023	December 31, 2022	December 31, 2021
Net realized (loss) gain on available for sale securities	$(193)	$(219)	$699	Net debt securities (losses) gain, net available for sale
Income tax effect	41	46	(147)	Income tax provision
	$(152)	$(173)	$552

Net unrecognized pension expense	$(148)	$(69)	$(186)	Other non-interest expense
Income tax effect	31	14	40	Income tax provision
	$(117)	$(55)	$(146)

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

	Year Ended December 31,
	2023	2022	2021
Weighted average common shares issued	7,622,675	7,559,306	7,542,043
Average treasury stock shares	(510,225)	(499,869)	(480,225)
Weighted average common shares outstanding - basic	7,112,450	7,059,437	7,061,818
Dilutive effect of outstanding stock options	—	—	—
Weighted average common shares outstanding - diluted	7,112,450	7,059,437	7,061,818

There were a total of 1,000,000 non-qualified employee stock options (Note 14) outstanding on December 31, 2023 that had a weighted average strike price of $25.55. Options on December 31, 2022 had an average strike price of $25.34 with a total of 914,000 options outstanding. Grants outstanding at year-end 2021 totaled to 1,034,525 options with an average strike price of $27.23. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the 2023, 2022, and 2021 periods presented due to the average market price of common shares being less than the strike price of the options.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost, gross gains and losses, and fair values of investment securities at December 31, 2023 and 2022 are as follows:

	2023
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
U.S. Government and agency securities	$4,000	$3	$(60)	$3,943
Mortgage-backed securities	15,457	120	(222)	15,355
State and political securities	120,740	162	(5,287)	115,615
Other debt securities	58,844	97	(2,909)	56,032
Total debt securities	$199,041	$382	$(8,478)	$190,945

Investment equity securities:
Other equity securities	$1,300	$—	$(178)	$1,122
Total equity securities	$1,300	$—	$(178)	$1,122

	2022
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
U.S. Government and agency securities	$3,002	$—	$(106)	$2,896
Mortgage-backed securities	1,496	—	(214)	1,282
State and political securities	151,426	157	(8,774)	142,809
Other debt securities	50,178	58	(3,550)	46,686
Total debt securities	$206,102	$215	$(12,644)	$193,673

Investment equity securities:
Other equity securities	$1,350	$—	$(208)	$1,142
Total equity securities	$1,350	$—	$(208)	$1,142

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2023 and 2022.

	2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
U.S. Government and agency securities	$—	$—	$2,940	$(60)	$2,940	$(60)
Mortgage-backed securities	7,559	(78)	984	(144)	8,543	(222)
State and political securities	6,051	(128)	99,405	(5,159)	105,456	(5,287)
Other debt securities	12,976	(218)	35,449	(2,691)	48,425	(2,909)
Total Debt Securities AFS	$26,586	$(424)	$138,778	$(8,054)	$165,364	$(8,478)

	2022
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
U.S. Government and agency securities	$2,896	$(106)	$—	$—	$2,896	$(106)
Mortgage-backed securities	—	—	1,282	(214)	1,282	(214)
State and political securities	95,444	(4,797)	36,283	(3,977)	131,727	(8,774)
Other debt securities	16,896	(664)	25,144	(2,886)	42,040	(3,550)
Total Debt Securities AFS	$115,236	$(5,567)	$62,709	$(7,077)	$177,945	$(12,644)

At December 31, 2023 there were 27 individual securities in a continuous unrealized loss position for less than twelve months and 177 individual securities in a continuous unrealized loss position for greater than twelve months.

The Corporation reviews its position quarterly and has asserted that at December 31, 2023 and 2022, the declines outlined in the above table do not represent credit losses and the Corporation does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Corporation has concluded that no allowance for credit losses is necessary as the unrealized losses are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$37,991	$37,305
Due after one year to five years	78,601	74,864
Due after five years to ten years	71,951	68,271
Due after ten years	10,498	10,505
Total	$199,041	$190,945

Total gross proceeds from sales of securities available for sale were $24,702,000, $5,557,000, and $17,947,000 for 2023, 2022, and 2021, respectively.  The following table represents gross realized gains and losses on those transactions:

	Year Ended December 31,
(In Thousands)	2023	2022	2021
Gross realized gains:
U.S. Government and agency securities	$—	$—	$—
Mortgage-backed securities	—	—	—
State and political securities	146	14	408
Other debt securities	—	—	323
Total gross realized gains	$146	$14	$731
Gross realized losses:
U.S. Government and agency securities	$—	$—	$—
Mortgage-backed securities	—	—	—
State and political securities	339	233	32
Other debt securities	—	—	—
Total gross realized losses	$339	$233	$32

There were no impairment charges included in gross realized losses for the years ended December 31, 2023, 2022, and 2021.

Investment securities with a carrying value of approximately $107,800,000 and $154,946,000 at December 31, 2023 and 2022, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

Equity securities consist of Community Reinvestment Act funds along with other smaller investments in other exchange traded equities. At December 31, 2023 and December 31, 2022, we had $1,122,000 and $1,142,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the years ended December 31, 2023, 2022 and 2021:

(In Thousands)	2023	2022	2021
Net gain (loss) recognized in equity securities during the period	$15	$(146)	$(40)
Less: Net (loss) gain realized on the sale of equity securities during the period	(1)	—	—
Unrealized gain (loss) recognized in equity securities held at reporting date	$16	$(146)	$(40)

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

NOTE 6 - LOAN CREDIT QUALITY AND RELATED ALLOWANCE FOR CREDIT LOSSES

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

The following table presents the related aging categories of loans, by class, as of December 31, 2023 and 2022:

	2023
(In Thousands)	Past Due 30 To 89 Days	Past Due 90 Days Or More	Current	Total
Commercial, financial, and agricultural	$749	$587	$212,130	$213,466
Real estate mortgage:
Residential	10,158	1,970	786,373	798,501
Commercial	1,466	273	529,862	531,601
Construction	812	—	39,577	40,389
Consumer automobile loans	2,748	307	241,343	244,398
Other consumer installment loans	620	11	9,730	10,361
	$16,553	$3,148	$1,819,015	1,838,716
Net deferred loan fees and discounts				1,048
Allowance for credit losses				(11,446)
Loans, net				$1,828,318

	2022
(In Thousands)	Past Due 30 To 89 Days	Past Due 90 Days Or More	Current	Total
Commercial, financial, and agricultural	$94	$432	$189,935	$190,461
Real estate mortgage:
Residential	5,472	1,644	701,093	708,209
Commercial	2,564	2,719	495,349	500,632
Construction	511	—	42,797	43,308
Consumer automobile loans	2,089	80	183,943	186,112
Other consumer installment loans	152	15	10,194	10,361
	$10,882	$4,890	$1,623,311	1,639,083
Net deferred loan fees and discounts				648
Allowance for loan losses				(15,637)
Loans, net				$1,624,094

The majority of the commercial real-estate segment is 1-4 family residential or owner occupied properties. The Banks have not historically focused on non-owner occupied office buildings. As of December 31, 2023, non-mixed use non-owner occupied office building exposure is less than $20,000,000 with no loans being past due or nonperforming.

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

The following table presents the components of the ACL as of December 31, 2023:

December 31,
(In Thousands)	2023
ACL - loans	$11,446
ACL - off balance sheet credit exposure	1,342
Total ACL	$12,788

Non-Accrual Loans

	December 31, 2023			December 31, 2022
	Non-accrual Loans
(In Thousands)	With a Related ACL	Without a Related ACL	Total	Total Non-accrual loans
Commercial, financial, and agricultural	$—	$504	$504	$432
Real estate mortgage:
Residential	21	259	280	524
Commercial	—	214	214	2,659
Construction	—	—	—	—
Consumer automobile	—	—	—	—
Other consumer installment loans	—	—	—	—
	$21	$977	$998	$3,615

Total interest income recorded on non-accrual loans at December 31, 2023 totaled $117,000.

Impaired Loans

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2022:

	2022
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$295	$295	$—
Real estate mortgage:
Residential	3,388	3,388	—
Commercial	2,588	2,588	—
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	6,271	6,271	—
With an allowance recorded:
Commercial, financial, and agricultural	403	403	4
Real estate mortgage:
Residential	933	933	111
Commercial	3,607	3,607	827
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	19	—	19
	4,962	4,943	961
Total:
Commercial, financial, and agricultural	698	698	4
Real estate mortgage:
Residential	4,321	4,321	111
Commercial	6,195	6,195	827
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	19	—	19
	$11,233	$11,214	$961

The following table presents the average recorded investment in impaired loans and related interest income recognized for December 31, 2022 and 2021:

	2022
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$765	$20	$—
Real estate mortgage:
Residential	4,676	192	3
Commercial	7,233	201	26
Construction	34	1	—
Consumer automobile loans	3	1	—
Other consumer installment loans	16	—	—
	$12,727	$415	$29

	2021
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,345	$13	$—
Real estate mortgage:
Residential	5,530	174	—
Commercial	9,462	122	—
Construction	116	2	—
Consumer automobile loans	30	—	—
Other consumer installment loans	12	1	—
	$16,495	$312	$—
At December 31, 2023, additional funds totaling $2,000 are committed to be advanced in connection with individually evaluated loans.

The following table presents outstanding loan balances of collateral-dependent loans by class as of December 31, 2023:

(In Thousands)	Real estate	Unsecured*	Total
Real estate mortgage:
Residential	$1,533	$—	$1,533
Commercial	88	—	88
Total	$1,621	$—	$1,621

* Loan considered unsecured due to lien position on property

Loan Modifications

On January 1, 2023, the Corporation adopted ASU 2022-02. Loan modifications to borrowers experiencing financial difficulty reported below do not include modifications with insignificant payment delays. ASU 2022-02 lists the following factors when considering if the loan modification has insignificant payment delays: (1) the amount of the restructured payments subject to the delay is insignificant relative to the unpaid principal or collateral value of the debt and will result in an insignificant shortfall in the contractual amount due, and (2) the delay in timing of the restructured payment period is insignificant relative to the frequency of payments due under the debt, the debt’s original contractual maturity or the debt’s original expected duration.

Prior to the adoption of ASU 2022-02 the loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring ("TDR"), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties.  These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Certain TDRs are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

There were no loan modifications to borrowers experiencing financial difficulty completed during the twelve months ended December 31, 2023.

Of the one new TDRs that was granted for the year ended December 31, 2022, one loan totaling $220,000 was granted rate concessions.

No loan modifications considered TDRs made during the twelve months prior to December 31, 2023 and 2022 defaulted.

Loans considered modifications amounted to $5,019,000 and $7,468,000 as of December 31, 2023 and December 31, 2022, respectively.

Loan modifications that are considered TDRs completed during the twelve months ended December 31, 2023, 2022, and 2021 were as follows:

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

Internal Credit Ratings

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external semi-annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions. The 2023 loan review evaluated 59% of the Bank's average outstanding commercial portfolio which can consist of outstanding loans, commercial real estate mortgages and outstanding commitments. Detailed reviews, including plans for resolution, are performed on loans classified as substandard, doubtful, or loss on a quarterly basis.

The following table presents the credit quality categories identified above as of December 31, 2023 and 2022:

	December 31, 2023
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial, financial, and agricultural
Pass	$31,190	$49,615	$35,901	$31,980	$3,123	$29,502	$29,397	$101	$210,809
Special Mention	—	183	37	19	—	138	223	—	600
Substandard or Lower	—	—	—	85	—	742	487	743	2,057
	$31,190	$49,798	$35,938	$32,084	$3,123	$30,382	$30,107	$844	$213,466

Current period gross write offs	$—	$41	$—	$—	$—	$—	$—	$—	$41

Real estate mortgage:
Residential
Pass	$135,939	$134,077	$88,844	$51,378	$33,914	$148,802	$56,519	$146,055	$795,528
Special Mention	—	844	273	—	—	—	—	—	1,117
Substandard or Lower	—	—	—	—	—	1,790	—	66	1,856
	$135,939	$134,921	$89,117	$51,378	$33,914	$150,592	$56,519	$146,121	$798,501

Current period gross write offs	$—	$—	$—	$—	$—	$9	$73	$—	$82

Commercial
Pass	$55,664	$107,638	$128,094	$49,603	$24,104	$144,377	$12,338	$821	$522,639
Special Mention	—	153	2,990	—	—	1,891	—	—	5,034
Substandard or Lower	—	—	—	—	59	3,869	—	—	3,928
	$55,664	$107,791	$131,084	$49,603	$24,163	$150,137	$12,338	$821	$531,601

Current period gross write offs	$59	$—	$—	$—	$—	$3	$—	$—	$62

Construction
Pass	$25,494	$6,837	$1,742	$1,302	$392	$4,272	$261	$—	$40,300
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	89	—	—	89
	$25,494	$6,837	$1,742	$1,302	$392	$4,361	$261	$—	$40,389

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Automobile
Pass	$119,922	$78,443	$19,567	$15,348	$7,305	$3,813	$—	$—	$244,398
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$119,922	$78,443	$19,567	$15,348	$7,305	$3,813	$—	$—	$244,398

Current period gross write offs	$30	$320	$178	$113	$8	$17	$—	$—	$666

Installment loans to individuals
Pass	$2,952	$2,188	$1,177	$524	$407	$3,071	$—	$42	$10,361
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$2,952	$2,188	$1,177	$524	$407	$3,071	$—	$42	$10,361

Current period gross write offs	$232	$47	$23	$8	$12	$34	$13	$11	$380

The information presented in the table above is not required for periods prior to the adoption of CECL. The following table presents the most comparable required information for the prior period, internal credit ratings for the report loan segments as of December 31, 2022:

	2022
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$184,783	$705,515	$488,993	$43,209	$186,112	$10,361	$1,618,973
Special Mention	125	266	4,526	—	—	—	4,917
Substandard	5,553	2,428	7,113	99	—	—	15,193
Total	$190,461	$708,209	$500,632	$43,308	$186,112	$10,361	$1,639,083

Activity in the allowance is presented for the twelve months ended December 31, 2023, 2022, and 2021:

	2023
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,914	$5,061	$6,110	$188	$1,617	$109	$638	$15,637
Impact of adopting ASC 326	2,656	(3,893)	(2,660)	(96)	240	602	(638)	(3,789)
Charge-offs	(41)	(82)	(62)	—	(666)	(380)	—	(1,231)
Recoveries	1,538	29	26	—	79	84	—	1,756
Provision	(2,688)	85	(62)	53	1,398	287	—	(927)
Ending Balance	$3,379	$1,200	$3,352	$145	$2,668	$702	$—	$11,446

	2022
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176
Charge-offs	(21)	(21)	(154)	—	(386)	(267)	—	(849)
Recoveries	186	47	4	29	58	76	—	400
Provision	(197)	334	924	(20)	534	189	146	1,910
Ending Balance	$1,914	$5,061	$6,110	$188	$1,617	$109	$638	$15,637

	2021
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803
Charge-offs	(37)	(219)	(14)	—	(286)	(173)	—	(729)
Recoveries	27	112	109	10	143	61	—	462
Provision	20	348	1,606	35	(352)	(38)	(979)	640
Ending Balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176

The shift in allocation and the changes in the provision for credit losses are primarily due to changes in the credit metrics within the loan portfolio coupled with the adoption of CECL on January 1, 2023.

The provision for commercial and agricultural loans decreased during 2023 due to an increase in the level of net recoveries which had a significant impact on the ACL model's PD assumption. The reserve for residential real estate loans decreased primarily due to the adoption of CECL. The provision for commercial real estate loans decreased primarily due to the adoption of CECL and improvement in portfolio credit metrics. The provision for consumer automobiles increased due to increased indirect loan volume and an increase in net charge-offs.

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

The Corporation grants commercial, industrial, residential, and installment loans to customers throughout north-east and central Pennsylvania. Although the Corporation has a diversified loan portfolio at December 31, 2023 and 2022, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The amount of foreclosed residential real estate held at December 31, 2023 and December 31, 2022, totaled $700,000 and $950,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2023 and December 31, 2022, totaled $601,000 and $890,000, respectively.

The Corporation has a concentration of loans at December 31, 2023 and 2022 as follows:

	2023	2022
Owners of residential rental properties	18.74%	19.67%
Owners of commercial rental properties	14.65%	15.63%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2022:

	2022
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4	$111	$827	$—	$—	$19	$—	$961
Collectively evaluated for impairment	1,910	4,950	5,283	188	1,617	90	638	14,676
Total ending allowance balance	$1,914	$5,061	$6,110	$188	$1,617	$109	$638	$15,637
Loans:
Individually evaluated for impairment	$698	$4,321	$6,195	$—	$—	$19		$11,233
Collectively evaluated for impairment	189,763	703,888	494,437	43,308	186,112	10,342		1,627,850
Total ending loans balance	$190,461	$708,209	$500,632	$43,308	$186,112	$10,361		$1,639,083

NOTE 7 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2023 and 2022:

(In Thousands)	2023	2022
Land	$6,595	$6,680
Premises	22,129	22,571
Furniture and equipment	13,223	12,732
Leasehold improvements	4,157	4,000
Finance lease right-of-use assets	6,576	7,006
Total	52,680	52,989
Less accumulated depreciation and amortization	22,430	21,145
Net premises and equipment	$30,250	$31,844

Depreciation and amortization related to premises and equipment for the years ended 2023, 2022, and 2021 was $1,990,000, $2,107,000, and $2,436,000, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

As of December 31, 2023 and 2022, goodwill had a gross carrying value of $17,380,000 and accumulated amortization of $277,000. During 2022 an impairment charge of $653,000 was recognized resulting in a net carrying amount of $16,450,000 at December 31, 2022. The impairment charge occurred due to a decline in revenue that was experienced during 2022 for The M Group.

The gross carrying amount of goodwill is tested for impairment annually.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2023.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  Since the acquisition, no such adjustments were recorded.  The identifiable intangible assets consist of two book of business intangibles that are being amortized on a straight-line basis over the useful life of such assets.  The net carrying amount of the book of business intangibles at December 31, 2023 was $210,000 with $810,000 accumulated amortization as of that date.

As of December 31, 2023, the estimated future amortization expense for the core deposit and trade name intangible was:

(In Thousands)	Book of Business Intangible
2024	$102
2025	102
2026	6
$210

NOTE 9 - DEPOSITS

Time deposits of $250,000 or more totaled approximately $50,722,000 on December 31, 2023 and $31,501,000 on December 31, 2022.

Total time deposit maturities are as follows at December 31, 2023:

(In Thousands)	2023
2024	$266,948
2025	100,566
2026	11,228
2027	4,443
2028	1,050
Thereafter	557
Total	$384,792

Total deposits at December 31, 2023 and 2022 are as follows:

	2023	2022
(In Thousands)	Amount	Amount
Noninterest-bearing	$471,173	$519,063
Savings	219,287	247,952
Super Now	214,888	372,574
Money Market	299,353	270,589
Time	260,067	137,949
Brokered Time Deposits	124,725	8,333
Total deposits	$1,589,493	$1,556,460

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Banks also have additional lines of credit totaling $100,000,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2023 and 2022:

(In Thousands)	2023	2022
Repurchase Agreements:
Balance at year end	$3,631	$5,153
Maximum amount outstanding at any month end	5,153	6,634
Average balance outstanding during the year	4,110	5,216
Weighted-average interest rate:
At year end	0.45%	0.29%
Paid during the year	0.57%	0.16%
Overnight:
Balance at year end	$92,295	$148,196
Maximum amount outstanding at any month end	178,010	148,196
Average balance outstanding during the year	126,742	24,099
Weighted-average interest rate:
At year end	5.68%	4.45%
Paid during the year	5.45%	4.14%
Short-Term:
Balance at year end	$50,000	$—
Maximum amount outstanding at any month end	50,000	—
Average balance outstanding during the year	26,288	—
Weighted-average interest rate:
At year end	5.62%	—%
Paid during the year	5.59%	—%
We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2023 and 2022 is presented in the following tables.

	2023	2022
	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Overnight and Continuous
Repurchase Agreements:
State and political securities	$7,976	$6,193
Other debt securities	—	972
Total carrying value of collateral pledged	$7,976	$7,165

Total liability recognized for repurchase agreements	$3,631	$5,153

NOTE 11 - LONG-TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2023 and 2022:

(In Thousands)		Weighted Average Interest Rate		Stated Interest Rate Range
Description	Maturity	2023	2022	From	To	2023	2022
Fixed	2023	—%	2.60%	1.84%	3.10%	$—	$25,000
Fixed	2024	2.24%	2.24%	1.50%	2.96%	40,000	40,000
Fixed	2025	3.97%	1.62%	1.14%	5.48%	95,000	30,000
Fixed	2026	4.54%	—%	4.31%	5.01%	15,000	—
Fixed	2027	4.30%	—%	4.05%	4.88%	40,000	—
Fixed	2028	3.94%	—%	3.76%	4.45%	55,000	—
Total Fixed		3.77%	2.14%			245,000	95,000
Total		3.77%	2.14%			$245,000	$95,000

(In Thousands) Year Ending December 31,	Amount	Weighted Average Rate
2024	$40,000	2.24%
2025	95,000	3.97%
2026	15,000	4.54%
2027	40,000	4.30%
2028	55,000	3.94%
	$245,000	3.77%

The Banks maintain a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, at December 31, 2023, JSSB has a remaining borrowing capacity of $274,524,000 and Luzerne has a remaining capacity of $188,554,000, which are subject to annual renewal and typically incur no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of each Bank which consist principally of first mortgage loans and state and political securities, along with other securities. Total outstanding letters of credit at December 31, 2023 with the FHLB for JSSB are $200,000 while Luzerne has $0 outstanding.

NOTE 12 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2023 and 2022:

(In Thousands)	2023	2022
Deferred tax assets:
Allowance for loan losses	$2,685	$3,314
Deferred compensation	1,838	1,788
Lease liability	2,317	2,203
Fair value adjustment on equity securities	37	40
Unrealized loss on available for sale securities	1,700	2,610
Non-qualified Stock Options	668	883
Capital loss carryforward	380	380
Other	174	202
Total	9,799	11,420
Deferred tax liabilities:
Lease right of use asset	2,090	2,028
Defined pension	1,359	914
Investment security accretion	311	177
Deferred loan fees and discounts	218	135
Depreciation	356	481
Amortization	430	437
Valuation allowance	380	380
Total	5,144	4,552
Deferred tax asset, net	$4,655	$6,868

A valuation allowance was established on the $1,003,000 of capital loss carryforwards in 2021. The valuation allowance was increased by $807,000 to a total of $1,810,000 due to additional capital losses resulting when the Corporation's federal tax return was filed in October of 2022. There were no other valuation allowances established at December 31, 2021, because of the Corporation’s ability to carry back losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Corporation’s earning potential. The Corporation is no longer subject to federal, state, and local examinations by tax authorities for years before 2020.

The provision or benefit for income taxes is comprised of the following for the year ended December 31, 2023, 2022, and 2021:

(In Thousands)	2023	2022	2021
Currently payable	$2,779	$4,671	$4,153
Deferred expense (benefit)	935	(508)	(359)
Total provision	$3,714	$4,163	$3,794

A reconciliation between the expected income tax or benefit and the effective income tax rate on income before income tax provision or benefit follows for the year ended December 31, 2023, 2022, and 2021:

	2023		2022		2021
(In Thousands)	Amount	%	Amount	%	Amount	%
Provision at expected rate	$4,268	21.00%	$4,532	21.00%	$4,167	21.00%
(Decrease) increase in tax resulting from:
Tax-exempt income	(548)	(2.70)	(516)	(2.39)	(520)	(2.62)
Other, net	(6)	(0.03)	147	0.68	147	0.74
Effective income tax provision and rate	$3,714	18.27%	$4,163	19.29%	$3,794	19.12%

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

The following table sets forth the obligation and funded status as of December 31, 2023 and 2022:

(In Thousands)	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$16,544	$21,923
Interest cost	792	553
Actuarial loss (gain)	113	(209)
Benefits paid	(916)	(904)
Change in actuarial assumptions	325	(4,819)
Benefit obligation at end of year	$16,858	$16,544

Change in plan assets:
Fair value of plan assets at beginning of year	$20,894	$26,073
Actual return on plan assets	3,351	(4,272)
Benefits paid	(916)	(904)
Adjustment to fair value of plan assets	—	(3)
Fair value of plan assets at end of year	23,329	20,894
Funded status	$6,471	$4,350

Accounts recognized on balance sheet as:
Total assets	$6,471	$4,350

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$3,486	$5,240

The accumulated benefit obligation for the Plan was $16,858,000 and $16,544,000 at December 31, 2023 and 2022, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income (Loss) as of December 31, 2023, 2022, and 2021 are as follows:

(In Thousands)	2023	2022	2021
Net periodic pension cost:
Interest cost	$792	$553	$509
Expected return on plan assets	(1,306)	(1,652)	(1,542)
Amortization of unrecognized net loss	148	69	186
Net periodic (benefit) cost	$(366)	$(1,030)	$(847)

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2023, 2022, and 2021:

	2023	2022	2021
Discount rate	4.73%	4.93%	2.61%
Rate of compensation increase	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Discount rate	4.93%	2.61%	2.24%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2023 and 2022 by asset category are as follows:

Asset Category	2023	2022
Cash	3.91%	4.84%
Fixed income securities	14.34%	15.05%
Equity	70.96%	66.36%
Inflation Hedges/Real Assets	5.38%	3.92%
Hedged Strategies	5.41%	9.83%
Total	100.00%	100.00%

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 20 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2023 and 2022:

	2023
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$913	$—	$—	$913
Mutual funds - taxable fixed income	3,346	—	—	3,346
Mutual funds - domestic equity	11,606	—	—	11,606
Mutual funds - international equity	4,947	—	—	4,947
Inflation Hedges/Real Assets	1,255	—	—	1,255
Hedged Strategies	1,262	—	—	1,262
Total assets at fair value	$23,329	$—	$—	$23,329

	2022
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$1,012	$—	$—	$1,012
Mutual funds - taxable fixed income	3,144	—	—	3,144
Mutual funds - domestic equity	8,393	—	—	8,393
Mutual funds - international equity	5,472	—	—	5,472
Inflation Hedges/Real Assets	819	—	—	819
Hedged Strategies	2,054	—	—	2,054
Total assets at fair value	$20,894	$—	$—	$20,894

The following future benefit payments are expected to be paid:

(In Thousands)
2024	$1,105
2025	1,145
2026	1,196
2027	1,210
2028	1,223
2029-2032	6,024
$11,903

The Corporation does not expect to contribute to its Pension Plan in 2024.

401(k) Savings Plan

The Corporation also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Corporation may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $540,000, $548,000, and $500,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

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

To fund benefits under the deferred compensation plan, the Corporation has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Corporation. The Corporation incurred expenses related to the plan of $656,000, $588,000, and $463,000 for the years ended December 31, 2023, 2022, and 2021, respectively.  Benefits paid under the plan were approximately $545,000, $267,000, and $57,000 in 2023, 2022, and 2021, respectively.

NOTE 14 - STOCK OPTIONS

In 2020, the Corporation adopted the 2020 Equity Incentive Plan which replaced the 2014 Equity Incentive Plan. The Equity Incentive Plans are designed to help the Corporation attract, retain, and motivate employees and non-employee directors. Incentive stock options, non-qualified stock options, and restricted stock may be granted as part of the plan.

A summary of stock option activity for the year ended December 31, 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	914,000	$25.34	7.71	$—
Granted	89,000	27.77	9.06
Cash Settlement	—	—
Forfeited	(3,000)	28.01
Expired	—	—
Outstanding at December 31, 2023	1,000,000	$25.55	6.92	$—

Options exercisable at December 31, 2023	223,400	$26.58	5.68	$—

On December 31, 2023, a total of 1,000,000 options were outstanding. Outstanding options at December 31, 2023 and the related vesting schedules are summarized below:

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

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during 2023, 2022, and 2021:

	2023	2022	2021
Risk-free interest rate	3.76%	1.23%	0.82%
Expected volatility	31.42%	33.50%	36.56%
Expected annual dividend	$1.28	$1.28	$1.28
Expected life	6.51 years	6.84 years	6.84 years
Weighted average grant date fair value per option	$6.11	$4.28	$4.72

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

For the years ended December 31, 2023, 2022, and 2021 there was $951,000, $1,231,000, and $960,000 in total share-based compensation expense, respectively. There was additional compensation expense of $183,000 (after-tax $145,000) associated with the voluntary cash settlement of 346,725 outstanding stock options that occurred in June of 2022. The compensation expense is recorded as part of the non-interest expenses in the Consolidated Statement of Income.

As of December 31, 2023, total unrecognized compensation costs related to non-vested options was $1,190,000. Exercisable stock awards at December 31, 2023 were 223,400 with a weighted average remaining exercisable contractual life of 5.68 years.

NOTE 15 - EMPLOYEE STOCK PURCHASE PLAN

The Corporation maintains the Penns Woods Bancorp, Inc. Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Corporation. The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of fair value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in fair value annually. There were 3,894, 3,617 and 3,850 shares issued under the plan for the years ended December 31, 2023, 2022 and 2021 respectively.

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2023 and 2022:

(In Thousands)	Beginning Balance	New Loans	Other	Repayments	Ending Balance
2022	12,366	10,651	(5,266)	(6,206)	$11,545
2023	11,545	2,484	—	(5,850)	8,179

Loan balances that are no longer considered part of a related party relationship are shown as other activity.

Deposits from related parties held by the Banks amounted to $21,290,000 at December 31, 2023 and $19,694,000 at December 31, 2022.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2023 and 2022:

(In Thousands)	2023	2022
Commitments to extend credit	$161,037	$169,365
Standby letters of credit	13,969	9,915
Credit exposure from the sale of assets with recourse	6,995	7,358

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

As of December 31, 2023 and 2022, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

We expect to continue to emphasize growth in our commercial and consumer loan portfolios, and additional regulatory capital generated through retained earnings and other sources will be necessary to support any such continued growth. At December 31, 2023, each of the Banks were “well capitalized” as defined by applicable bank regulatory standards. Applicable regulatory capital requirements also require each Bank to maintain a “capital conservation buffer,” consisting solely of tier 1 common equity, of 2.5% above the regulatory minimum capital requirements for each of the tier 1 common equity (“CET1”), tier 1 (“Tier 1”), and total capital (“Total Capital”) ratios. As a result of the capital conservation buffer requirements, if a bank does not maintain CET1, Tier 1 and Total Capital ratios of at least 7%, 8.5%, and 10.5%, respectively, determined as of the end of each calendar quarter, the bank’s ability to make certain discretionary payments, including discretionary dividend payments, are subject to a maximum payout ratio limitation unless the FDIC approves the distribution or payment. At December 31, 2023, each of Banks exceeded the capital conservation buffer requirements for applicable capital ratios.

The Corporation’s and the Banks' actual capital ratios (using the definitions from the prompt corrective action rules) are presented in the following tables, which shows that the Corporation and both Banks met all regulatory capital requirements.

Consolidated Corporation

	2023		2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$184,546	10.098%	$165,346	9.973%
For Capital Adequacy Purposes	82,240	4.500%	74,607	4.500%
Minimum To Maintain Capital Conservation Buffer	127,929	7.000%	116,056	7.000%
To Be Well Capitalized	118,791	6.500%	107,766	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$197,334	10.798%	$181,127	10.925%
For Capital Adequacy Purposes	146,200	8.000%	132,633	8.000%
Minimum To Maintain Capital Conservation Buffer	191,888	10.500%	174,081	10.500%
To Be Well Capitalized	182,751	10.000%	165,791	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$184,546	10.098%	$165,346	9.973%
For Capital Adequacy Purposes	109,653	6.000%	99,476	6.000%
Minimum To Maintain Capital Conservation Buffer	155,342	8.500%	140,925	8.500%
To Be Well Capitalized	146,204	8.000%	132,635	8.000%
Tier I Capital (to Average Assets)
Actual	$184,546	8.597%	$165,346	8.636%
For Capital Adequacy Purposes	85,865	4.000%	76,585	4.000%
To Be Well Capitalized	107,332	5.000%	95,731	5.000%

Jersey Shore State Bank

	2023		2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$131,356	9.890%	$119,783	9.781%
For Capital Adequacy Purposes	59,768	4.500%	55,109	4.500%
Minimum To Maintain Capital Conservation Buffer	92,972	7.000%	85,725	7.000%
To Be Well Capitalized	86,331	6.500%	79,602	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$142,134	10.701%	$131,379	10.728%
For Capital Adequacy Purposes	106,258	8.000%	97,971	8.000%
Minimum To Maintain Capital Conservation Buffer	139,464	10.500%	128,587	10.500%
To Be Well Capitalized	132,823	10.000%	122,464	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$131,356	9.890%	$119,783	9.781%
For Capital Adequacy Purposes	79,690	6.000%	73,479	6.000%
Minimum To Maintain Capital Conservation Buffer	112,894	8.500%	104,095	8.500%
To Be Well Capitalized	106,254	8.000%	97,972	8.000%
Tier I Capital (to Average Assets)
Actual	$131,356	8.344%	$119,783	8.383%
For Capital Adequacy Purposes	62,970	4.000%	57,155	4.000%
To Be Well Capitalized	78,713	5.000%	71,444	5.000%

Luzerne Bank

	2023		2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$51,974	10.288%	$43,364	9.877%
For Capital Adequacy Purposes	22,734	4.500%	19,757	4.500%
Minimum To Maintain Capital Conservation Buffer	35,363	7.000%	30,733	7.000%
To Be Well Capitalized	32,837	6.500%	28,538	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$53,984	10.686%	$47,549	10.830%
For Capital Adequacy Purposes	40,415	8.000%	35,124	8.000%
Minimum To Maintain Capital Conservation Buffer	53,044	10.500%	46,100	10.500%
To Be Well Capitalized	50,518	10.000%	43,905	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$51,974	10.288%	$43,364	9.877%
For Capital Adequacy Purposes	30,311	6.000%	26,342	6.000%
Minimum To Maintain Capital Conservation Buffer	42,941	8.500%	37,318	8.500%
To Be Well Capitalized	40,415	8.000%	35,123	8.000%
Tier I Capital (to Average Assets)
Actual	$51,974	8.316%	$43,364	8.260%
For Capital Adequacy Purposes	25,000	4.000%	21,000	4.000%
To Be Well Capitalized	31,249	5.000%	26,249	5.000%

During the twelve months ended December 31, 2023, the Company sold 420,069 shares of common stock in a registered at-the-market offering pursuant to the terms of an equity distribution agreement, dated September 13, 2023 (the “Distribution Agreement”), between D.A. Davidson & Co. (the “Distribution Agent”) and the Company. Under the terms of the Distribution Agreement, the Company paid the Distribution Agent a fee in the amount of 2.75% of the gross proceeds from the sale of such shares, and realized net proceeds of $8,291,000 from the sales of shares under the Distribution Agreement for the year ended December 31, 2023.

NOTE 19 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2023, the balance in the additional paid in capital account totaling $16,107,000 for JSSB and $44,104,000 for Luzerne is unavailable for dividends.

The Banks are subject to regulatory restrictions, which limit the ability to loan funds to Penns Woods Bancorp, Inc. At December 31, 2023, the regulatory lending limit amounted to approximately $27,500,000.

Cash and Due from Banks

JSSB and Luzerne had no reserve requirements by the district Federal Reserve Bank at December 31, 2023 or 2022; however, if they did they would be reported with cash and due from banks. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2023 and 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,943	$—	$3,943
Mortgage-backed securities	—	15,355	—	15,355
State and political securities	—	115,615	—	115,615
Other debt securities	—	56,032	—	56,032
Investment equity securities:
Other equity securities	1,122	—	—	1,122

	2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$2,896	$—	$2,896
Mortgage-backed securities	—	1,282	—	1,282
State and political securities	—	142,809	—	142,809
Other debt securities	—	46,686	—	46,686
Investment equity securities:
Other equity securities	1,142	—	—	1,142

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2023 and 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	$—	$—	$1,621	$1,621
Other real estate owned	—	—	853	853

	2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	$—	$—	$1,923	$1,923
Other real estate owned	—	—	83	83

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of December 31, 2023 and 2022:

	2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Collateral-dependent loans	$1,621	Appraisal of collateral (1)	Appraisal of collateral (1)	(15)% to (24)%	(31)%
Other real estate owned	$853	Appraisal of collateral (1)	Appraisal of collateral (1)	(20)%	(20)%

	2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$1,923	Appraisal of collateral (1)	Appraisal of collateral (1)	(15)% to (34)%	(14)%
Other real estate owned	$83	Appraisal of collateral (1)	Appraisal of collateral (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The significant unobservable inputs used in the fair value measurement of the Corporation’s collateral-dependent loans using the discounted cash flow valuation technique include temporary changes in payment amounts and the probability of default.  Significant increases (decreases) in payment amounts would result in significantly higher (lower) fair value measurements.  The probability of default is 0% for collateral-dependent loans using the discounted cash flow valuation technique because all defaulted collateral-dependent loans are valued using the appraisal of collateral valuation technique.

The significant unobservable input used in the fair value measurement of the Corporation’s collateral-dependent loans using the appraisal of collateral valuation technique include appraisal adjustments, which are adjustments to appraisals by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The significant unobservable input used in the fair value measurement of the Corporation’s other real estate owned are the same inputs used to value collateral-dependent loans using the appraisal of collateral valuation technique.

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

The fair values of the Corporation’s financial instruments not required to be measured or reported at fair value are as follows at December 31, 2023 and 2022:

			Fair Value Measurements at December 31, 2023
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Loans held for sale	$3,993	$3,993	$3,993	$—	$—
Loans, net	1,828,318	1,806,044	—	—	1,806,044

Financial liabilities:
Time deposits	$384,792	$382,139	$—	$—	$382,139
Short-term borrowings	145,926	145,926	145,926	—	—
Long-term borrowings	252,598	251,570	—	—	251,570

			Fair Value Measurements at December 31, 2022
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Loans held for sale	$3,298	$3,298	$3,298	$—	$—
Loans, net	1,624,094	1,594,073	—	—	1,594,073

Financial liabilities:
Time deposits	$146,282	$137,559	$—	$—	$137,559
Short-term borrowings	153,349	153,349	153,349	—	—
Long-term borrowings	102,783	99,118	—	—	99,118

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

Debit Card Fees

Interchange fees are one source of debit and credit card income that is comprised of an amount merchants pay card-issuing banks for the processing of their electronic transactions as a form of payment. ATM service charges, check card usage, and POS debit card transactions generate interchange and debit card income. Per Topic 606 interchange and debit card transaction fees are reported net of related network costs. See Note 1 - Recent Accounting Pronouncements. Prior to the adoption of Topic 606, non-interest expense included network costs. Interchange and debit card transaction fees at December 31, 2023, 2022, and 2021 are reported on a net basis of $1,328,000 $1,464,000, and $1,511,000, respectively. The below table compares gross interchange and debit card transaction fees net network costs for 2023, 2022, and 2021:

(In Thousands)	2023	2022	2021
Debit card transaction fees	$2,573	$2,539	$2,684
Other processing service fees	366	357	236
Gross interchange and card based transaction fees	2,939	2,896	2,920
Network costs	1,611	1,432	1,409
Net interchange and card based transaction fees	$1,328	$1,464	$1,511

NOTE 23 - LEASES

The following table shows finance lease right of use assets and finance lease liabilities as of December 31, 2023:

(In Thousands)	Statement of Financial Condition classification	December 31, 2023	December 31, 2022
Finance lease right of use assets	Premises and equipment, net	$6,576	$7,006
Finance lease liabilities	Long-term borrowings	7,598	7,783
The following table shows the components of finance and operating lease expense for the year ended December 31, 2023.

(In Thousands)	2023	2022	2021

Finance Lease Cost:
Amortization of right-of-use asset	$429	$429	$474
Interest expense	241	244	257
Operating lease cost	287	285	297
Total Lease Cost	$957	$958	$1,028

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2024	$255	$427
2025	257	929
2026	260	387
2027	268	388
2028	271	390
2029 and thereafter	2,029	8,498
Total undiscounted cash flows	3,340	11,019
Discount on cash flows	(770)	(3,421)
Total lease liability	$2,570	$7,598
The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of December 31, 2023.

	Operating	Finance
Weighted-average term (years)	16.31	22.52
Weighted-average discount rate	3.56%	3.21%

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer along with the Corporation’s President and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2023 of the design and operation of the Corporation’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Corporation’s Chief Executive Officer along with the Corporation’s President and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2023.

There have been no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023. Management’s assessment did not identify any material weaknesses in the Corporation’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" issued by COSO in May 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2023, the Corporation’s internal control over financial reporting was effective.

S.R. Snodgrass, P.C. (U.S. PCAOB Auditor Firm I.D.:74) an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K.

Date:	March 13, 2024	/s/ Richard A. Grafmyre	/s/ Brian L. Knepp
		Chief Executive Officer	President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Penns Woods Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2023; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

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

Basis for Opinion (Continued)

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

The Company’s loan portfolio totaled $1.8 billion as of December 31, 2023, and the associated ACL was $11.5 million. As discussed in Notes 1 and 6 to the consolidated financial statements, determining the amount of the ACL requires significant judgment about the expected future losses. The ACL calculation is based on a discounted cash flows model, to identify a baseline expected loss reserve, which is then adjusted for current qualitative conditions and reasonable and supportable forecasts. Management applies these qualitative adjustments to the baseline reserve, to reflect changes in the current and forecasted environment, both internal and external, that are different from the conditions that existed during the historical loss calculation period.

We identified these qualitative adjustments within the ACL as a critical audit matter because they involve a high degree of subjectivity. While the determination of these qualitative adjustments includes analysis of observable data over the historical loss period, the judgments required to assess the directionality and magnitude of adjustments are highly subjective.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses, including the qualitative factor adjustments.

•Testing the completeness and accuracy of the significant data points that management uses in their evaluation of the qualitative adjustments.

•Testing the anchoring calculation that management completes to properly align the magnitude of the adjustments with the Company’s historical loss data.

•Evaluating the directional consistency and reasonableness of management’s conclusions regarding basis points applied (whether positive or negative), based on the trends identified in the underlying data.

•Testing the clerical accuracy of the application of the qualitative adjustments to the loan segments within the ACL calculation

We have served as the Company’s auditor since 1999.

Cranberry Township, Pennsylvania
March 13, 2024

ITEM 9B    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of SEC Regulation S-K.

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and its Committees,” “Election of Directors,” “Information as to Nominees and Directors,” “Principal Officers of the Corporation,” and “Certain Transactions” in the Corporation’s Proxy Statement for the Corporation’s 2024 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables provide certain information regarding securities issued or issuable under the Corporation’s equity compensation plan as of December 31, 2023:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	1,000,000	$25.55	192,500
Equity compensation plan not approved by security holders	—	—	—
Total	1,000,000	$25.55	192,500

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

(b) Exhibits:

(3)(i)	Articles of Incorporation of the Registrant, (incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022).
(3)(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
(4)(i)	Description of Capital Securities.
(10)(i)	Form of First Amendment to the Jersey Shore State Bank Amendment and Restatement of the Director Fee Agreement, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 29, 2006).
(10)(ii)	Amended and Restated Employment Agreement, dated as of March 9,2021, between Penns Woods Bancorp, Inc. and Richard A. Grafmyre (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 10, 2021).
(10)(iii)	Amended and Restated Employment Agreement, dated as of December 31, 2018, between Penns Woods Bancorp, Inc. and Brian L. Knepp (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2018).
(10)(iv)	Amendment to Employment Agreement, dated July 15, 2022, between Penns Woods Bancorp, Inc. and Richard A. Grafmyre (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on July 21, 2022).*
(10)(v)	Amendment to Employment Agreement, dated July 15, 2022, between Penns Woods Bancorp, Inc. and Brian L. Knepp (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on July 21, 2022).*
(10)(vi)	Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Aron M. Carter (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).*
(10)(vii)	Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Michelle M. Karas (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).*
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

(10)(x)	Penns Woods Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement filed on March 23, 2020).*
(10)(xi)	Penns Woods Bancorp, Inc. 2020 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Registrant's definitive proxy statement filed on March 23, 2020).*
(10)(xii)	Amendment to Employment Agreement, dated December 12, 2023, between Penns Woods Bancorp, Inc. and Richard A. Grafmyre (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on December 12, 2023.
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31)(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31)(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32)(i)	Section 1350 Certification of Chief Executive Officer.
(32)(ii)	Section 1350 Certification of Principal Financial Officer.
(97)	Clawback Policy
Exhibit 101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2023 and December 31, 2022; (ii) the Consolidated Statement of Income for the years ended December 31, 2023, 2022, and 2021; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022, and 2021; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

* Denotes compensatory plan or arrangement.

EXHIBIT INDEX

(4)(i)	Description of Capital Securities
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31)(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31)(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32)(i)	Section 1350 Certification of Chief Executive Officer.
(32)(ii)	Section 1350 Certification of Principal Financial Officer.
(97)	Clawback Policy
Exhibit 101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2023 and December 31, 2022; (ii) the Consolidated Statement of Income for the years ended December 31, 2023, 2022, and 2021; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022, and 2021; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2024	PENNS WOODS BANCORP, INC.
/s/ Richard A. Grafmyre
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer and Director	March 13, 2024
(Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 13, 2024

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Chairman of the Board	March 13, 2024

/s/ Daniel K. Brewer
Daniel K. Brewer, Director	March 13, 2024

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 13, 2024

/s/ William J. Edwards
William J. Edwards, Director	March 13, 2024

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 13, 2024

/s/ Cameron W. Kephart
Cameron W. Kephart, Director	March 13, 2024

/s/ Leroy H. Keiler, III
Leroy H. Keiler, III, Director	March 13, 2024

/s/ Charles E. Kranich, II
Charles E. Kranich, III, Director	March 13, 2024

/s/ Robert Q. Miller
Robert Q. Miller, Director	March 13, 2024

/s/ John G. Nackley
John G. Nackley, Director	March 13, 2024

/s/ Jill F. Schwartz
Jill F. Schwartz, Director	March 13, 2024