Form 10-Q
period 2024-03-31
PENNS WOODS BANCORP INC
filed 2024-05-15
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2024.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On May 1, 2024 there were 7,529,549 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share And Per Share Data)	2024	2023
ASSETS:
Noninterest-bearing balances	$23,488	$28,969
Interest-bearing balances in other financial institutions	9,055	8,493
Total cash and cash equivalents	32,543	37,462

Investment debt securities, available for sale, at fair value	187,245	190,945
Investment equity securities, at fair value	1,112	1,122
Restricted investment in bank stock	23,420	24,323
Loans held for sale	3,360	3,993
Loans	1,855,347	1,839,764
Allowance for credit losses	(11,542)	(11,446)
Loans, net	1,843,805	1,828,318
Premises and equipment, net	28,970	30,250
Accrued interest receivable	11,344	11,044
Bank-owned life insurance	32,853	33,867
Investment in limited partnerships	7,515	7,815
Goodwill	16,450	16,450
Intangibles	184	210
Operating lease right-of-use asset	2,922	2,512
Deferred tax asset	4,546	4,655
Other assets	13,847	11,843
TOTAL ASSETS	$2,210,116	$2,204,809

LIABILITIES:
Interest-bearing deposits	$1,147,111	$1,118,320
Noninterest-bearing deposits	471,451	471,173
Total deposits	1,618,562	1,589,493

Short-term borrowings	111,208	145,926
Long-term borrowings	261,770	252,598
Accrued interest payable	4,174	3,814
Operating lease liability	2,987	2,570
Other liabilities	17,898	18,852
TOTAL LIABILITIES	2,016,599	2,013,253

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 8,035,597 and 8,019,219 shares issued; 7,525,372 and 7,508,994 outstanding	44,641	44,550
Additional paid-in capital	62,215	61,733
Retained earnings	108,642	107,238
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(6,425)	(6,396)
Defined benefit plan	(2,741)	(2,754)
Treasury stock at cost, 510,225 shares	(12,815)	(12,815)
TOTAL SHAREHOLDERS' EQUITY	193,517	191,556
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,210,116	$2,204,809

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Share And Per Share Data)	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$23,860	$18,005
Investment securities:
Taxable	1,594	1,218
Tax-exempt	97	178
Dividend and other interest income	679	463
TOTAL INTEREST AND DIVIDEND INCOME	26,230	19,864
INTEREST EXPENSE:
Deposits	7,963	3,372
Short-term borrowings	2,005	1,440
Long-term borrowings	2,516	754
TOTAL INTEREST EXPENSE	12,484	5,566
NET INTEREST INCOME	13,746	14,298
PROVISION FOR CREDIT LOSSES	138	71
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	13,608	14,227
NON-INTEREST INCOME:
Service charges	515	496
Net debt securities losses, available for sale	(23)	(61)
Net equity securities (losses) gains	(10)	21
Bank-owned life insurance	463	556
Gain on sale of loans	305	231
Insurance commissions	153	165
Brokerage commissions	186	165
Loan broker commissions	222	170
Debit card income	329	335
Other	322	179
TOTAL NON-INTEREST INCOME	2,462	2,257
NON-INTEREST EXPENSE:
Salaries and employee benefits	6,422	6,176
Occupancy	905	866
Furniture and equipment	939	846
Software amortization	190	183
Pennsylvania shares tax	320	248
Professional fees	552	688
Federal Deposit Insurance Corporation deposit insurance	359	245
Marketing	71	155
Intangible amortization	26	35
Loss on sale of premise and equipment	330	—
Other	1,509	1,456
TOTAL NON-INTEREST EXPENSE	11,623	10,898
INCOME BEFORE INCOME TAX PROVISION	4,447	5,586
INCOME TAX PROVISION	639	928
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS'	$3,808	$4,658
EARNINGS PER SHARE - BASIC	$0.51	$0.66
EARNINGS PER SHARE - DILUTED	$0.51	$0.64
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,512,520	7,058,397
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,512,520	7,334,197
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2024	2023
Net Income	$3,808	$4,658
Other comprehensive (loss) income:
Net unrealized (loss) gain on available for sale securities	(59)	2,333
Tax effect	12	(490)
Net realized loss on available for sale securities included in net income	23	61
Tax effect	(5)	(13)
Amortization of unrecognized pension loss	16	37
Tax effect	(3)	(8)
Total other comprehensive (loss) income	(16)	1,920
Comprehensive income	$3,792	$6,578

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2023	8,019,219	$44,550	$61,733	$107,238	$(9,150)	$(12,815)	$191,556
Net income				3,808			3,808
Other comprehensive loss					(16)		(16)
Stock-based compensation			273				273
Dividends declared ($0.32 per share)				(2,404)			(2,404)
Common shares issued for employee stock purchase plan	2,550	15	35				50
Common shares issued for director compensation plan	2,888	16	46				62
Dividend reinvestment plan	10,940	60	128				188
Balance, March 31, 2024	8,035,597	$44,641	$62,215	$108,642	$(9,166)	$(12,815)	$193,517

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2022	7,566,810	$42,039	$54,252	$98,147	$(13,958)	$(12,815)	$167,665
Cumulative effect of adoption of ASU 2016-13				1,647			1,647
Net income				4,658			4,658
Other comprehensive income					1,920		1,920
Stock-based compensation			253				253
Dividends declared ($0.32 per share)				(2,258)			(2,258)
Common shares issued for employee stock purchase plan	854	5	16				21
Common shares issued for director compensation plan	2,422	13	51				64
Balance, March 31, 2023	7,570,086	$42,057	$54,572	$102,194	$(12,038)	$(12,815)	$173,970

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2024	2023
OPERATING ACTIVITIES:
Net Income	$3,808	$4,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,031	807
Loss on sale of premises and equipment	330	—
Amortization of intangible assets	26	35
Provision for credit losses	138	71
Stock based compensation	273	253
Accretion and amortization of investment security discounts and premiums	13	162
Net debt securities losses, available for sale	23	61
Originations of loans held for sale	(10,413)	(6,187)
Proceeds of loans held for sale	11,351	8,011
Gain on sale of loans	(305)	(231)
Net equity securities losses (gains)	10	(21)
Earnings on bank-owned life insurance	(463)	(556)
Decrease in deferred tax asset	117	624
Gain on lease abandonment	(127)	—
Other, net	(3,544)	3,419
Net cash provided by operating activities	2,268	11,106
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	995	12,913
Proceeds from calls and maturities of available for sale securities	10,740	2,120
Purchases of available for sale securities	(8,108)	(16,379)
Net increase in loans	(15,149)	(64,266)
Acquisition of premises and equipment	(249)	(255)
Purchase of bank-owned life insurance	(6)	(6)
Proceeds from bank-owned life insurance death benefit	1,483	1,655
Proceeds from redemption of regulatory stock	12,867	6,749
Purchases of regulatory stock	(11,964)	(6,234)
Net cash used for investing activities	(9,391)	(63,703)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	28,791	99,086
Net increase (decrease) in noninterest-bearing deposits	278	(16,711)
Proceeds from long-term borrowings	20,000	35,000
Repayment of long-term borrowings	(10,000)	(5,000)
Net decrease in short-term borrowings	(34,718)	(56,247)
Finance lease principal payments	(43)	(45)
Dividends paid	(2,404)	(2,258)
Issuance of common stock	300	85
Net cash provided by financing activities	2,204	53,910
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,919)	1,313
CASH AND CASH EQUIVALENTS, BEGINNING	37,462	40,333
CASH AND CASH EQUIVALENTS, ENDING	$32,543	$41,646

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$12,124	$4,997
Income taxes paid	4	7
Non-cash investing and financing activities:
Finance right of use asset abandonment	658	—
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

The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax and parenthesis indicating debits, as of March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(In Thousands)	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(6,396)	$(2,754)	$(9,150)	$(9,819)	$(4,139)	$(13,958)
Other comprehensive (loss) income before reclassifications	(47)	—	(47)	1,843	—	1,843
Amounts reclassified from accumulated other comprehensive gain	18	13	31	48	29	77
Net current-period other comprehensive (loss) income	(29)	13	(16)	1,891	29	1,920
Ending balance	$(6,425)	$(2,741)	$(9,166)	$(7,928)	$(4,110)	$(12,038)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of March 31, 2024 and 2023 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net unrealized loss on available for sale securities	$(23)	$(61)	Net debt securities losses, available for sale
Income tax effect	5	13	Income tax provision
Total reclassifications for the period	$(18)	$(48)

Net unrecognized pension costs	$(16)	$(37)	Other non-interest expense
Income tax effect	3	8	Income tax provision
Total reclassifications for the period	$(13)	$(29)

Note 3.  Recent Accounting Pronouncements

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

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718), amended the guidance in ASC 718 to add an example showing how to apply the scope guidance to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 1,097,000 stock options, with an average exercise price of $25.13, outstanding on March 31, 2024. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $20.20 for the period being less than the strike price. A portion of these options were included, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $25.96 for the quarter being greater than the strike price for the period ending March 31, 2023.

	Three Months Ended March 31,
	2024	2023
Weighted average common shares issued	8,022,745	7,568,622
Weighted average treasury stock shares	(510,225)	(510,225)
Weighted average common shares outstanding - basic	7,512,520	7,058,397
Dilutive effect of outstanding stock options	—	275,800
Weighted average common shares outstanding - diluted	7,512,520	7,334,197

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$4,000	$—	$(67)	$3,933
Mortgage-backed securities	19,829	73	(279)	19,623
State and political securities	114,357	92	(5,369)	109,080
Other debt securities	57,191	142	(2,724)	54,609
Total debt securities	$195,377	$307	$(8,439)	$187,245

Investment equity securities:
Equity securities	$1,300	$—	$(188)	$1,112

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$4,000	$3	$(60)	$3,943
Mortgage-backed securities	15,457	120	(222)	15,355
State and political securities	120,740	162	(5,287)	115,615
Other debt securities	58,844	97	(2,909)	56,032
Total debt securities	$199,041	$382	$(8,478)	$190,945

Investment equity securities:
Equity securities	$1,300	$—	$(178)	$1,122

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$991	$(10)	$2,942	$(57)	$3,933	$(67)
Mortgage-backed securities	8,162	(37)	5,972	(242)	14,134	(279)
State and political securities	5,339	(100)	94,889	(5,269)	100,228	(5,369)
Other debt securities	6,987	(155)	36,227	(2,569)	43,214	(2,724)
Total debt securities	$21,479	$(302)	$140,030	$(8,137)	$161,509	$(8,439)

	December 31, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$—	$—	$2,940	$(60)	$2,940	$(60)
Mortgage-backed securities	7,559	(78)	984	(144)	8,543	(222)
State and political securities	6,051	(128)	99,405	(5,159)	105,456	(5,287)
Other debt securities	12,976	(218)	35,449	(2,691)	48,425	(2,909)
Total debt securities	$26,586	$(424)	$138,778	$(8,054)	$165,364	$(8,478)

At March 31, 2024, there were a total of 27 securities in a continuous unrealized loss position for less than twelve months and 178 individual securities that were in a continuous unrealized loss position for twelve months or greater. No credit losses occurred for the period ended March 31, 2024.

The Company reviews its position quarterly and has determined that, at March 31, 2024, the declines outlined in the above table represent temporary non-credit declines and the Company does not intend to sell, and does not believe it will be required to sell, these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not credit-related but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$29,902	$29,386
Due after one year to five years	77,552	73,861
Due after five years to ten years	76,068	72,296
Due after ten years	11,855	11,702
Total	$195,377	$187,245

Total gross proceeds from sales of debt securities available for sale for the three months ended March 31, 2024 was $995,000, compared to $12,913,000 for the corresponding 2023 period.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Available for sale (AFS):
Gross realized gains:
State and political securities	$—	$54

Gross realized losses:
State and political securities	$(23)	$(115)

Investment securities with a carrying value of approximately $103,071,000 and $107,800,000 at March 31, 2024 and December 31, 2023, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At March 31, 2024 and December 31, 2023, we had $1,112,000 and $1,122,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Net (losses) gains recognized in equity securities during the period	$(10)	$21
Less: Net (loss) gain realized on the sale of equity securities during the period	—	—
Unrealized (losses) gains recognized in equity securities held at reporting date	$(10)	$21

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

The following table presents the related aging categories of loans, by class, as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Past Due
	30 To 89	Past Due 90
(In Thousands)	Days	Days Or More	Current	Total
Commercial, financial, and agricultural	$314	$145	$221,116	$221,575
Real estate mortgage:
Residential	7,865	2,987	793,555	804,407
Commercial	1,761	1,739	530,128	533,628
Construction	14	—	38,099	38,113
Consumer automobile loans	2,255	155	243,898	246,308
Other consumer installment loans	221	5	10,094	10,320
	$12,430	$5,031	$1,836,890	1,854,351
Net deferred loan fees and discounts				996
Allowance for credit losses				(11,542)
Loans, net				$1,843,805

	December 31, 2023
	Past Due
	30 To 89	Past Due 90
(In Thousands)	Days	Days Or More	Current	Total
Commercial, financial, and agricultural	$749	$587	$212,130	$213,466
Real estate mortgage:
Residential	10,158	1,970	786,373	798,501
Commercial	1,466	273	529,862	531,601
Construction	812	—	39,577	40,389
Consumer automobile loans	2,748	307	241,343	244,398
Other consumer installment loans	620	11	9,730	10,361
	$16,553	$3,148	$1,819,015	1,838,716
Net deferred loan fees and discounts				1,048
Allowance for loan losses				(11,446)
Loans, net				$1,828,318

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

The following table presents the components of the ACL as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(In Thousands)	2024	2023
ACL - loans	$11,542	$11,446
ACL - off balance sheet credit exposure	902	1,342
Total ACL	$12,444	$12,788

Non-Accrual Loans

	March 31, 2024			December 31, 2023
(In Thousands)	With a Related ACL	Without a Related ACL	Total	With a Related ACL	Without a Related ACL	Total
Commercial, financial, and agricultural	$—	$500	$500	$—	$504	$504
Real estate mortgage:
Residential	—	241	241	21	259	280
Commercial	2,139	1,629	3,768	—	214	214
Construction	—	—	—	—	—	—
Consumer automobile	—	—	—	—	—	—
Other consumer installment loans	—	—	—	—	—	—
	$2,139	$2,370	$4,509	$21	$977	$998

Total interest income recorded on non-accrual loans at March 31, 2024 totaled $45,000.

The following table presents outstanding loan balances of collateral-dependent loans by class as of March 31, 2024 and December 31, 2023:

March 31, 2024
(In Thousands)	Real estate	Unsecured*	Total
Real estate mortgage:
Residential	$1,481	$—	$1,481
Commercial	3,648	—	3,648
Total	$5,129	$—	$5,129

December 31, 2023
(In Thousands)	Real estate	Unsecured*	Total
Real estate mortgage:
Residential	$1,533	$—	$1,533
Commercial	88	—	88
Total	$1,621	$—	$1,621
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

Loans considered modifications amounted to $4,951,000 and $5,019,000 as of March 31, 2024 and December 31, 2023, respectively.

The amount of foreclosed residential real estate held at March 31, 2024 and December 31, 2023, totaled $445,000 and $700,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2024 and December 31, 2023, totaled $1,004,000 and $601,000, respectively.

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

To help ensure that credit ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external semi-annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions. The 2024 loan review will evaluate 55% of the Banks' average outstanding commercial portfolio which can consist of outstanding loans, commercial real estate mortgages and outstanding commitments. Detailed reviews, including plans for resolution, are performed on loans classified as substandard, doubtful, or loss on a quarterly basis.

The following table presents the credit quality categories identified above as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial, financial, and agricultural
Pass	$8,108	$29,936	$48,504	$34,350	$31,511	$31,719	$34,598	$82	$218,808
Special Mention	—	450	164	33	18	—	159	—	824
Substandard or Lower	—	—	—	—	—	729	485	729	1,943
	$8,108	$30,386	$48,668	$34,383	$31,529	$32,448	$35,242	$811	$221,575

Current period gross write offs	$—	$40	$50	$—	$—	$—	$—	$—	$90

Real estate mortgage:
Residential
Pass	$23,086	$131,074	$133,995	$86,303	$49,751	$171,414	$57,262	$148,132	$801,017
Special Mention	—	339	524	—	—	95	—	—	958
Substandard or Lower	—	—	314	271	—	1,784	—	63	2,432
	$23,086	$131,413	$134,833	$86,574	$49,751	$173,293	$57,262	$148,195	$804,407

Current period gross write offs	$—	$—	$—	$—	$—	$4	$—	$—	$4

Commercial
Pass	$7,471	$61,609	$106,296	$124,866	$48,867	$162,909	$11,331	$859	$524,208
Special Mention	—	188	152	2,426	—	1,861	—	—	4,627
Substandard or Lower	—	—	—	888	—	3,905	—	—	4,793
	$7,471	$61,797	$106,448	$128,180	$48,867	$168,675	$11,331	$859	$533,628

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$1,429	$22,495	$6,435	$1,611	$1,265	$4,523	$269	$—	$38,027
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	86	—	—	86
	$1,429	$22,495	$6,435	$1,611	$1,265	$4,609	$269	$—	$38,113

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Automobile
Pass	$21,341	$114,250	$71,858	$17,231	$13,108	$8,520	$—	$—	$246,308
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$21,341	$114,250	$71,858	$17,231	$13,108	$8,520	$—	$—	$246,308

Current period gross write offs	$—	$101	$162	$35	$20	$—	$18	$—	$336

Installment loans to individuals
Pass	$1,165	$2,595	$1,889	$1,050	$470	$3,113	$—	$38	$10,320
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$1,165	$2,595	$1,889	$1,050	$470	$3,113	$—	$38	$10,320

Current period gross write offs	$17	$41	$23	$7	$—	$—	$7	$—	$95

	December 31, 2023
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial, financial, and agricultural
Pass	$31,190	$49,615	$35,901	$31,980	$3,123	$29,502	$29,397	$101	$210,809
Special Mention	—	183	37	19	—	138	223	—	600
Substandard or Lower	—	—	—	85	—	742	487	743	2,057
	$31,190	$49,798	$35,938	$32,084	$3,123	$30,382	$30,107	$844	$213,466

Current period gross write offs	$—	$41	$—	$—	$—	$—	$—	$—	$41

Real estate mortgage:
Residential
Pass	$135,939	$134,077	$88,844	$51,378	$33,914	$148,802	$56,519	$146,055	$795,528
Special Mention	—	844	273	—	—	—	—	—	1,117
Substandard or Lower	—	—	—	—	—	1,790	—	66	1,856
	$135,939	$134,921	$89,117	$51,378	$33,914	$150,592	$56,519	$146,121	$798,501

Current period gross write offs	$—	$—	$—	$—	$—	$9	$73	$—	$82

Commercial
Pass	$55,664	$107,638	$128,094	$49,603	$24,104	$144,377	$12,338	$821	$522,639
Special Mention	—	153	2,990	—	—	1,891	—	—	5,034
Substandard or Lower	—	—	—	—	59	3,869	—	—	3,928
	$55,664	$107,791	$131,084	$49,603	$24,163	$150,137	$12,338	$821	$531,601

Current period gross write offs	$59	$—	$—	$—	$—	$3	$—	$—	$62

Construction
Pass	$25,494	$6,837	$1,742	$1,302	$392	$4,272	$261	$—	$40,300
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	89	—	—	89
	$25,494	$6,837	$1,742	$1,302	$392	$4,361	$261	$—	$40,389

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Automobile
Pass	$119,922	$78,443	$19,567	$15,348	$7,305	$3,813	$—	$—	$244,398
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$119,922	$78,443	$19,567	$15,348	$7,305	$3,813	$—	$—	$244,398

Current period gross write offs	$30	$320	$178	$113	$8	$17	$—	$—	$666

Installment loans to individuals
Pass	$2,952	$2,188	$1,177	$524	$407	$3,071	$—	$42	$10,361
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$2,952	$2,188	$1,177	$524	$407	$3,071	$—	$42	$10,361

Current period gross write offs	$232	$47	$23	$8	$12	$34	$13	$11	$380

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

Activity in the allowance is presented for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$3,379	$1,200	$3,352	$145	$2,668	$702	$—	$11,446
Charge-offs	(90)	(4)	—	—	(336)	(95)	—	(525)
Recoveries	70	2	2	—	44	27	—	145
Provision	(308)	(479)	1,292	(136)	111	(4)	—	476
Ending Balance	$3,051	$719	$4,646	$9	$2,487	$630	$—	$11,542

	Three Months Ended March 31, 2023
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,914	$5,061	$6,110	$188	$1,617	$109	$638	$15,637
Impact of adopting ASC 326	2,656	(3,893)	(2,660)	(96)	240	602	(638)	(3,789)
Charge-offs	—	(78)	(3)	—	(93)	(88)	—	(262)
Recoveries	105	2	3	—	12	17	—	139
Provision	(813)	320	31	92	337	42	—	9
Ending Balance	$3,862	$1,412	$3,481	$184	$2,113	$682	$—	$11,734

t

The shift in allocation and the changes in the provision for credit losses are primarily due to changes in the credit metrics within the loan portfolio and a decrease in historical loss rates. The decrease in provision for consumer automobile loans and residential real estate was driven by improved credit metrics and a stable consumer economic outlook. The increase in provision for commercial, financial, and agricultural was primarily the result of increased net charge-offs offset by improved historical loss metrics. The provision for commercial real estate increased due to a loan relationship being moved to nonaccrual and being measured individually for impairment. The provision for real estate construction decreased due to a decrease in historical loss rates over the ten year look back period.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at March 31, 2024 and 2023:

	March 31,
	2024	2023
Owners of residential rental properties	18.68%	19.12%
Owners of commercial rental properties	14.56%	15.28%
Exposure to non-owner occupied office space at March 31, 2024 and December 31, 2023 was $14,305,000 and $19,783,000 and with none of these loans being delinquent.

Note 7. Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.

The following sets forth the components of the net periodic expense/(gain) of the domestic non-contributory defined benefit plan for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Interest cost	$193	$198
Expected return on plan assets	(365)	(326)
Amortization of net loss	16	37
Net periodic benefit	$(156)	$(91)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2023, that it does not expect to contribute to its defined benefit plan in 2024.  As of March 31, 2024, there were no contributions made to the pension plan.

Note 8. Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $25,000 in market value annually.  During the three months ended March 31, 2024 and 2023, there were 2,550 and 854 shares issued under the Plan, respectively, for total proceeds of $50,000 and $21,000.

The Company maintains the 2020 Non-Employee Director Compensation Plan ("Director Plan"). Under this Director Plan, non-employee directors who have not attained specified stock ownership levels are required to receive a portion of their annual compensation in the form of common stock (currently 50% of total annual compensation), with the ability to elect to receive up to 100% of annual compensation in the form of common stock by making a written election prior to the calendar year to which the compensation relates. The Director Plan allows for up to 100,000 shares to be issued. As of March 31, 2024, the Company has issued a total of 48,036 shares of common stock to non-employee directors under the Director Plan in lieu of otherwise payable cash compensation with 2,888 and 2,422 shares issued, respectively, with an associated expense of $62,000 and $64,000 during the three months ended March 31, 2024 and 2023.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2024 and December 31, 2023:

(In Thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit	$853,704	$855,171
Funded commitments to extend credit	474,855	469,684
Remaining unfunded commitments to extend credit	378,849	385,487
Standby letters of credit	14,052	13,969
Credit exposure from the sale of assets with recourse	6,995	6,995
Total unfunded credit exposure	$399,896	$406,451
Allowance for credit losses	$902	$1,342

Commitment to extend credit funded rate	55.6%	54.9%
Historic commitment to extend credit funded rate	53.0%	51.6%

The Company previously reported commitments to extend credit at December 31, 2023 of $161,037,000 which primarily related to commercial relationships. The amounts shown above for March 31, 2024 include all loan categories, including retail and commercial loan relationships, and the December 31, 2023 amounts were revised to reflect comparable presentation.

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,933	$—	$3,933
Mortgage-backed securities	—	19,623	—	19,623
State and political securities	—	109,080	—	109,080
Other debt securities	—	54,609	—	54,609
Investment equity securities:
Equity securities	1,112	—	—	1,112

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,943	$—	$3,943
Mortgage-backed securities	—	15,335	—	15,335
State and political securities	—	115,615	—	115,615
Other debt securities	—	56,032	—	56,032
Investment equity securities:
Equity securities	1,122	—	—	1,122

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral dependent loans	$—	$—	$4,617	$4,617
Other real estate owned	—	—	853	853

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral dependent loans	$—	$—	$1,621	$1,621
Other real estate owned	—	—	853	853

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$4,617	Appraisal of collateral (1)	Appraisal of collateral (1)	(5)% to (24)%	(11)%
Other real estate owned	$853	Appraisal of collateral (1)	Appraisal of collateral (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$1,621	Appraisal of collateral (1)	Appraisal of collateral (1)	(15)% to (24)%	(31)%
Other real estate owned	$853	Appraisal of collateral (1)	Appraisal of collateral (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at March 31, 2024 and December 31, 2023:

	Carrying	Fair	Fair Value Measurements at March 31, 2024
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$3,360	$3,360	$3,360	$—	$—
Loans, net	1,843,805	1,804,399	—	—	1,804,399

Financial liabilities:
Time deposits & brokered deposits	418,190	414,118	—	—	414,118
Short-term borrowings	111,208	111,208	111,208	—	—
Long-term borrowings	261,770	260,656	—	—	260,656

(1) The financial instrument is carried at cost the lower of cost or fair value at, March 31, 2024 which is not significantly different than the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2023
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$3,993	$3,993	$3,993	$—	$—
Loans, net	1,828,318	1,806,044	—	—	1,806,044

Financial liabilities:
Time deposits & brokered deposits	384,792	382,139	—	—	382,139
Short-term borrowings	145,926	145,926	145,926	—	—
Long-term borrowings	252,598	251,570	—	—	251,570
(1) The financial instrument is carried at cost the lower of cost or fair value at, December 31, 2023 which is not significantly different than the fair value of the instruments
The methods and assumptions used by the Company in estimating fair values of financial instruments is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables.

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

As of January 1, 2024, the Company had a total of 1,000,000 stock options outstanding. During the three months ended March 31, 2024, the Company issued 97,000 stock options with a strike price of $20.85 to a group of employees. The options granted in 2024 all expire ten years from the grant date. Of the 97,000 grants awarded in 2024, 64,700 of the options vest in three years while the 32,300 remaining options vest in five years.

Stock options outstanding as of March 31, 2024 are presented below:

Stock Options Granted
Date	Shares	Forfeited	Cash Settlement	Outstanding	Strike Price	Vesting Period	Expiration
January 17, 2024	64,700	—	—	64,700	$20.85	3 years	10 years
January 17, 2024	32,300	—	—	32,300	20.85	5 years	10 years
January 20, 2023	59,500	—	—	59,500	27.77	3 years	10 years
January 20, 2023	29,500	—	—	29,500	27.77	5 years	10 years
January 18, 2022	156,000	—	—	156,000	24.10	3 years	10 years
January 18, 2022	78,000	—	—	78,000	24.10	5 years	10 years
April 9, 2021	156,500	—	—	156,500	24.23	3 years	10 years
April 9, 2021	78,000	—	—	78,000	24.23	5 years	10 years
March 11, 2020	119,300	—	—	119,300	25.34	3 years	10 years
March 11, 2020	119,200	—	—	119,200	25.34	5 years	10 years
March 15, 2019	120,900	(19,800)	—	101,100	28.01	3 years	10 years
March 15, 2019	119,100	(19,200)	—	99,900	28.01	5 years	10 years
August 27, 2015	58,125	(26,250)	(28,875)	3,000	28.02	5 years	10 years
	1,191,125	(65,250)	(28,875)	1,097,000	$25.13

A summary of stock option activity for the nine months ended September 30, 2023 is presented below:

	March 31, 2024
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,000,000	$25.55
Granted	97,000	20.85
Forfeited	—	—
Expired	—	—
Outstanding, end of period	1,097,000	$25.13

Exercisable, end of period	323,300	$27.02

The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight line basis over the options’ vesting periods while ensuring that the cumulative amount of compensation cost recognized at least equals the value of the vested portion of the award at that date.

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for stock options granted for the three months ended March 31, 2024:

Three months ended March 31,
2024
Risk-free interest rate	3.87%
Expected volatility	32%
Expected Annual dividend	$1.28
Expected life	6.83 years
Weighted average grant date fair value per option	$3.73

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $273,000 for the three months ended March 31, 2024 compared to $253,000 for the same periods of 2023. As of March 31, 2024, a total of 323,300 stock options were exercisable and the weighted average years to expiration of these options was 5.29 years. Total unrecognized compensation cost for non-vested options was $1,348,000 and will be recognized over their weighted average remaining vesting period of 1.52 years.

Note 13.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effects of external events, including natural disasters, national or global health emergencies, and events of armed conflict in other countries; or (vi) the effect of changes in the business cycle and downturns in the local, regional or national economies, including the effects of inflation,; and (vii) the Risk Factors identified in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and in other filings made by the Company under the Securities Exchange Act of 1934.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS SUMMARY

Comparison of the Three and Three Months Ended March 31, 2024 and 2023

Summary Results

Net income, as reported under GAAP, for the three months ended March 31, 2024 was $3.8 million, compared $4.7 million for the same period of 2023. Results for the three months ended March 31, 2024 compared to 2023 were impacted by a decrease in net interest income of $552,000 as interest expense increased significantly due to the velocity and magnitude of the rate increases enacted by the Federal Open Market Committee ("FOMC"). The disposal of assets related to two former branch properties resulted in an after-tax loss of $261,000 for the three month period ended March 31, 2024. The provision for credit losses increased $67,000 to $138,000 for the three months ended March 31, 2024 compared to a provision of $71,000 for the 2023 period. The increase in the provision for credit losses was due primarily to a loan relationships that was moved to nonaccrual status and is being measured individually for impairment, which more than offset the impact of a decrease in historical loss rates. Basic and diluted earnings per share for the three months ended March 31, 2024 were $0.51, compared to basic and diluted earnings per share of $0.66 and $0.64, respectively for the three month period ended March 31, 2023. Annualized return on average assets was 0.69% for three months ended March 31, 2024, compared to 0.92% for the corresponding period of 2023. Annualized return on average equity was 8.03% for the three months ended March 31, 2024, compared to 11.12% for the corresponding period of 2023.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended March 31,
	2024	2023
GAAP net income	$3,808	$4,658
Net securities losses, net of tax	26	32
Non-GAAP core earnings	$3,834	$4,690

	Three Months Ended March 31,
	2024	2023
GAAP Return on average assets (ROA)	0.69%	0.92%
Net securities losses, net of tax	—%	0.01%
Non-GAAP core ROA	0.69%	0.93%

		Three Months Ended March 31,
		2024	2023
GAAP Return on average equity (ROE)		8.03%	11.12%
Net securities losses, net of tax		0.06%	0.07%
Non-GAAP core ROE	.	8.09%	11.19%

	Three Months Ended March 31,
	2024	2023
GAAP Basic earnings per share (EPS)	$0.51	$0.66
Net securities losses, net of tax	—	—
Non-GAAP core operating EPS	$0.51	$0.66

	Three Months Ended March 31,
	2024	2023
GAAP Diluted EPS	$0.51	$0.64
Net securities losses, net of tax	—	—
Non-GAAP diluted core EPS	$0.51	$0.64

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2024 increased $6,366,000 compared to the same period of 2023. The increase in loan portfolio income was due to an increase in the average loan portfolio balance coupled with an increase in average rate earned on the portfolio.  Investment securities income has been impacted primarily by an increase in the average rate earned on the portfolio as lower yielding legacy investments matured. The increase in dividend and other interest income is due primarily to an increase in dividends received on FHLB restricted stock.

Interest and dividend income composition for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31, 2024		March 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$23,860	90.96%	$18,005	90.64%	$5,855	32.52%
Investment securities:
Taxable	1,594	6.08	1,218	6.13	376	30.87
Tax-exempt	97	0.37	178	0.90	(81)	(45.51)
Dividend and other interest income	679	2.59	463	2.33	216	46.65
Total interest and dividend income	$26,230	100.00%	$19,864	100.00%	$6,366	32.05%

Interest Expense

Interest expense for the three months ended March 31, 2024 increased $6,918,000 compared to the same period of 2023. Interest-bearing deposit interest expense increased significantly due a time deposit gathering campaign that generated funding for the increase in the loan portfolio. In addition, competition for deposits along with the impact of the rising rate environment contributed to the increase in deposit interest expense. Brokered deposits have also been utilized as a funding source to supplement in market deposit gathering efforts. Short and long-term borrowing interest expenses increased as borrowings were utilized to fund a portion of the growth in the loan portfolio.

Interest expense composition for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31, 2024		March 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$7,963	63.79%	$3,372	60.58%	$4,591	136.15%
Short-term borrowings	2,005	16.06	1,440	25.87	565	39.24
Long-term borrowings	2,516	20.15	754	13.55	1,762	233.69
Total interest expense	$12,484	100.00%	$5,566	100.00%	$6,918	124.29%

Net Interest Margin

The net interest margin for the three months ended March 31, 2024 was 2.69% compared to 3.10% for the corresponding period of 2023. The decrease in the net interest margin for the three month period was driven by an increase in the rate paid on interest-bearing liabilities of 156 basis points ("bps"). The FOMC rate increases enacted over the past several years contributed to the increases in rate paid on interest-bearing liabilities as the rate paid on short-term borrowings increased 79 bps for the three month period ended March 31, 2024 compared to the same period of 2023. Short-term borrowings increased in volume and rate paid as this funding source was utilized to provide funding for the growth in the loan portfolio, resulting in an increase of $565,000 in expense for the three month period ended March 31, 2024 compared to the same period of 2023. The rate paid on interest-bearing deposits increased 156 bps or $4.6 million in expense for the three month period ended March 31, 2024 compared to the corresponding period of 2023 due to the FOMC rate actions, an increase in competition for deposits, and a migration of deposit balances from core deposits to higher rate time deposits. The rates paid on time deposits significantly contributed to the increase in funding costs as rates paid for the three month period ended March 31, 2024 compared to the same period of 2023 increased 198 bps or $3.2 million in expense as deposit gathering campaigns continued to focus on time deposits with a maturity within twelve months. In addition, brokered deposits have been utilized to assist with the funding of the loan portfolio growth and contributed to the increase in time deposit funding costs. Partially offsetting the increase in funding cost was an increase in the yield on interest-earning assets and growth in the average balance of the earning assets portfolio compared to the same period in 2023. The average loan portfolio balance increased $185.5 million for the three month period ended March 31, 2024 compared to the same period of 2023 as the average yield on the portfolio increased 79 bps resulting in an increase in taxable equivalent interest income of $5.9 million. The three month period ended March 31, 2024 was impacted by an increase of 85 bps in the yield earned on the securities portfolio as legacy securities matured with the funds reinvested at higher rates, which resulted in an increase of taxable equivalent interest income of $463,000.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2024 and 2023:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$69,349	$463	2.69%	$64,703	$448	2.81%
All other loans	1,781,962	23,494	5.30%	1,601,105	17,651	4.47%
Total loans (2)	1,851,311	23,957	5.20%	1,665,808	18,099	4.41%

Taxable securities	200,275	2,144	4.35%	181,421	1,579	3.53%
Tax-exempt securities (3)	16,529	123	3.03%	33,565	225	2.72%
Total securities	216,804	2,267	4.25%	214,986	1,804	3.40%

Interest-bearing balances in other financial institutions	10,199	129	5.09%	7,031	102	5.88%

Total interest-earning assets	2,078,314	26,353	5.10%	1,887,825	20,005	4.30%

Other assets	130,958			135,276

Total assets	$2,209,272			$2,023,101

Liabilities and shareholders’ equity:
Savings	$218,722	268	0.49%	$243,302	120	0.20%
Super Now deposits	215,870	1,084	2.02%	366,424	939	1.04%
Money market deposits	292,707	2,359	3.24%	289,734	1,280	1.79%
Time deposits	407,169	4,252	4.20%	188,476	1,033	2.22%
Total interest-bearing deposits	1,134,468	7,963	2.82%	1,087,936	3,372	1.26%

Short-term borrowings	144,350	2,005	5.59%	121,754	1,440	4.80%
Long-term borrowings	259,697	2,516	3.90%	119,267	754	2.56%
Total borrowings	404,047	4,521	4.50%	241,021	2,194	3.69%

Total interest-bearing liabilities	1,538,515	12,484	3.26%	1,328,957	5,566	1.70%

Demand deposits	451,877			498,180
Other liabilities	29,260			28,367
Shareholders’ equity	189,620			167,597

Total liabilities and shareholders’ equity	$2,209,272			$2,023,101
Interest rate spread (3)			1.84%			2.60%
Net interest income/margin (3)		$13,869	2.69%		$14,439	3.10%
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

Three Months Ended March 31, 2024
The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Total interest income	$26,230	$19,864
Total interest expense	12,484	5,566
Net interest income (GAAP)	13,746	14,298
Tax equivalent adjustment	123	141
Net interest income (fully taxable equivalent) (NON-GAAP)	$13,869	$14,439

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024 vs. 2023
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Tax-exempt loans	$34	$(19)	$15
All other loans	2,210	3,633	5,843
Taxable investment securities	174	391	565
Tax-exempt investment securities	(126)	24	(102)
Interest bearing deposits	42	(15)	27
Total interest-earning assets	2,334	4,014	6,348

Interest expense:
Savings deposits	(13)	161	148
Super Now deposits	(501)	646	145
Money market deposits	13	1,066	1,079
Time deposits	1,820	1,399	3,219
Short-term borrowings	300	265	565
Long-term borrowings	1,219	543	1,762
Total interest-bearing liabilities	2,838	4,080	6,918
Change in net interest income	$(504)	$(66)	$(570)

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

Although management believes it uses the best information available to make such determinations and that the allowance for credit losses is adequate at March 31, 2024, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for credit losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for credit losses increased from $11,446,000 at December 31, 2023 to $11,542,000 at March 31, 2024. The slight increase in allowance was due primarily to a loan relationships that was moved to nonaccrual status and is being measured individually for impairment, which more than offset the impact of a decrease in historical loss rates, coupled with net charge-offs of $380,000 for the three months ended March 31, 2024. At March 31, 2024 and December 31, 2023, the allowance for credit losses to total loans was 0.62% and 0.62%, respectively.

The three months ended March 31, 2024 had a provision for credit losses of $138,000 compared to $71,000 for the corresponding 2023 period. The increase was primarily due to loan portfolio growth and a loan relationship being moved to nonaccrual status partially offset by a decrease in historical loss rates.

Nonperforming loans increased to $5,454,000 at March 31, 2024 from $3,148,000 at December 31, 2023. The majority of nonperforming loans involve loans that are either in a secured position and have sureties with a strong underlying financial position or have been classified as impaired and have a specific allocation recorded within the allowance for credit losses. The ratio of nonperforming loans to total loans ratio increased to 0.43% at March 31, 2024 from 0.17% at December 31, 2023 and 0.28% at March 31, 2023. Net loan charge-offs of $380,000 for the three months ended March 31, 2024 impacted the allowance for credit losses, which was 0.62% of total loans at March 31, 2024 compared to 0.69% at March 31, 2023

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
March 31, 2024	$3,449	$4,509	$7,958
December 31, 2023	2,150	998	3,148
September 30, 2023	1,678	2,005	3,683
June 30, 2023	1,120	3,156	4,276
March 31, 2023	1,215	3,551	4,766

Additional allowance for credit losses and net (charge-offs) recoveries information is presented by loan portfolio segment in the tables below.

	March 31, 2024
	Amount of Allowance for Credit Losses Allocated	Total loans	Allowance for Credit Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$3,051	$221,575	1.38%	$30	$218,802	0.05%
Real estate mortgage:
Residential	719	804,407	0.09%	(2)	802,235	—%
Commercial	4,646	533,628	0.87%	2	535,184	—%
Construction	9	38,113	0.02%	—	38,157	—%
Consumer automobiles	2,487	246,308	1.01%	(313)	246,821	(0.51)%
Other consumer installment loans	630	10,320	6.10%	(97)	10,112	(3.84)%
	$11,542	$1,854,351	0.62%	$(380)	$1,851,311	(0.08)%

Total non-accrual loans outstanding	$4,509
Non-accrual loans to total loans outstanding	0.24%
Allowance for credit losses to non-accrual loans	255.98%

	December 31, 2023
	Amount of Allowance for Loan Losses Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$3,379	$213,466	1.58%	$1,497	$204,817	0.73%
Real estate mortgage:
Residential	1,200	798,501	0.15%	(53)	751,379	(0.01)%
Commercial	3,352	531,601	0.63%	(36)	516,248	(0.01)%
Construction	145	40,389	0.36%	—	48,786	—%
Consumer automobiles	2,668	244,398	1.09%	(587)	227,017	(0.26)%
Other consumer installment loans	702	10,361	6.78%	(296)	10,358	(2.86)%
	$11,446	$1,838,716	0.62%	$525	$1,758,605	0.03%

Total non-accrual loans outstanding	$998
Non-accrual loans to total loans outstanding	0.05%
Allowance for loan losses to non-accrual loans	1146.89%

Non-interest Income

Total non-interest income for the three months ended March 31, 2024 compared to the same periods in 2023 increased $205,000. Excluding net securities losses, non-interest income for three months ended March 31, 2024 increased $198,000 compared to the same period in 2023. Gain on sale of loans and loan broker commissions increased as the volume of loan sales has increased due to an uptick in mortgage activity. Bank-owned life insurance for the three month period decreased due to a decrease in gain on death benefit. Other income increased due to the recognition of a gain on extinguishment of debt.

Non-interest income composition for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31, 2024		March 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$515	20.92%	$496	21.98%	$19	3.83%
Net debt securities losses, available for sale	(23)	(0.93)	(61)	(2.70)	38	62.30
Net equity securities (losses) gains	(10)	(0.41)	21	0.93	(31)	147.62
Bank-owned life insurance	463	18.81	556	24.63	(93)	(16.73)
Gain on sale of loans	305	12.39	231	10.23	74	32.03
Insurance commissions	153	6.21	165	7.31	(12)	(7.27)
Brokerage commissions	186	7.55	165	7.31	21	12.73
Loan broker commissions	222	9.02	170	7.53	52	30.59
Debit card income	329	13.36	335	14.84	(6)	(1.79)
Other	322	13.08	179	7.94	143	79.89
Total non-interest income	$2,462	100.00%	$2,257	100.00%	$205	9.08%

Non-interest Expense

Total non-interest expense increased $725,000 for the three months ended March 31, 2024 compared to the same period of 2023. The increase in salaries and employee benefits is attributable to routine annual wage increases and an increase in health insurance costs. Furniture and equipment expenses in addition to occupancy expenses have increased as maintenance costs and the level of depreciation have increased. Software amortization increased slightly due to changes in software licensing costs. Marketing costs decreased as a time deposit gathering campaign was conducted throughout 2023. Pennsylvania shares tax increased as tax credits were purchased and utilized during the 2023 period. Professional fees decreased primarily due to a decrease in legal fees. FDIC insurance expense increased due an increase in the assessment rate and base. Other expenses increased primarily due to the disposal of assets related to two former branch properties.

Non-interest expense composition for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31, 2024		March 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$6,422	55.25%	$6,176	56.67%	$246	3.98%
Occupancy	905	7.79	866	7.95	39	4.50
Furniture and equipment	939	8.08	846	7.76	93	10.99
Software amortization	190	1.63	183	1.68	7	3.83
Pennsylvania shares tax	320	2.75	248	2.28	72	29.03
Professional fees	552	4.75	688	6.31	(136)	(19.77)
Federal Deposit Insurance Corporation deposit insurance	359	3.09	245	2.25	114	46.53
Marketing	71	0.61	155	1.42	(84)	(54.19)
Intangible amortization	26	0.22	35	0.32	(9)	(25.71)
Loss on sale of premise and equipment	330	2.84	—	—	330	n/a
Other	1,509	12.99	1,456	13.36	53	3.64
Total non-interest expense	$11,623	100.00%	$10,898	100.00%	$725	6.65%

Provision for Income Taxes

Income taxes decreased $289,000 for the three months ended March 31, 2024 compared to the same periods of 2023. The effective tax rate for the three months ended March 31, 2024 was 14.37% compared to 16.61% for the same periods of 2023. The Company currently is in a deferred tax asset position. A valuation allowance was established on the $1,810,000 of capital loss carryforwards as of December 31, 2022, which remained unchanged during the first quarter of 2024.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $4,919,000 from $37,462,000 at December 31, 2023 to $32,543,000 at March 31, 2024, primarily as a result of the following activity during the three months ended March 31, 2024.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds being greater than loan originations, less $305,000 in realized gains, by $633,000 for the three months ended March 31, 2024.

Loans

Gross loans increased $15,583,000 since December 31, 2023 due primarily to an increase in both residential real estate mortgage and commercial, financial, and agricultural categories.

The allocation of the loan portfolio, by category, as of March 31, 2024 and December 31, 2023 is presented below:

	March 31, 2024		December 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$221,575	11.94%	$213,466	11.60%	$8,109	3.80%
Real estate mortgage:
Residential	804,407	43.36	798,501	43.40	5,906	0.74%
Commercial	533,628	28.76	531,601	28.90	2,027	0.38%
Construction	38,113	2.05	40,389	2.20	(2,276)	(5.64)%
Consumer automobile loans	246,308	13.28	244,398	13.28	1,910	0.78%
Other consumer installment loans	10,320	0.56	10,361	0.56	(41)	(0.40)%
Net deferred loan fees and discounts	996	0.05	1,048	0.06	(52)	(4.96)%
Gross loans	$1,855,347	100.00%	$1,839,764	100.00%	$15,583	0.85%

Investments

The fair value of the investment debt securities portfolio at March 31, 2024 decreased $3,700,000 since December 31, 2023, while the amortized cost of the portfolio decreased $3,664,000.  The decrease in the investment portfolio amortized value occurred within the state and political segment of the portfolio as principal cash flow was partially reinvested with the majority of the cash flow funding loan portfolio growth. The mortgage-backed segment increased as bonds were purchased to provide future cash flow. The other debt segment balances decreased slightly as the majority of the cash flow from this segment was reinvested into bank subordinated debt. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 76.25% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,300,000 for March 31, 2024 and December 31, 2023 while the fair value decreased $10,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at March 31, 2024 follows:

	A- to AAA			B- to BBB+		C- to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost		Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
U.S. Government and agency securities	$4,000		$3,933	$—	$—	$—	$—	$—	$—	$4,000	$3,933
Mortgage-backed securities	19,829	7	19,623	—	—	—	—	—	—	19,829	19,623
State and political securities	111,052		105,808	—	—	—	—	3,305	3,272	114,357	109,080
Other debt securities	14,101		12,959	9,285	8,800	—	—	33,805	32,850	57,191	54,609
Total debt securities AFS	$148,982		$142,323	$9,285	$8,800	$—	$—	$37,110	$36,122	$195,377	$187,245

Financing Activities

Deposits

Total deposits increased $29,069,000 from December 31, 2023 to March 31, 2024. Time deposits increased $32,305,000 over this period to a total of $292,372,000 as deposit gathering efforts focused on time deposits as customers sought a higher return on their deposit balances. Brokered deposits increased by $1,093,000 as usage provided an alternative to FHLB borrowings and supplemented funding for loan portfolio growth. Core deposits (deposits less time deposits) declined as deposit balances flowed from noninterest-bearing and lower rate products into higher rate products such as time deposit accounts. Money market deposits increased primarily as customers moved deposit balances into this deposit product from noninterest-bearing and lower rate products. Emphasis has been on increasing the utilization of electronic (internet and mobile) deposit banking among our customers. Utilization of internet and mobile banking products has increased due to these efforts coupled with a change in consumer behavior over the past several years.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2024		December 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$471,451	29.13%	$471,173	29.64%	$278	0.06%
NOW accounts	208,073	12.86	219,287	13.80	(11,214)	(5.11)
Money market deposits	299,916	18.53	214,888	13.52	85,028	39.57
Savings deposits	220,932	13.65	299,353	18.83	(78,421)	(26.20)
Time deposits	292,372	18.06	260,067	16.36	32,305	12.42
Brokered deposits	125,818	7.77	124,725	7.85	1,093	0.07
Total deposits	$1,618,562	100.00%	$1,589,493	100.00%	$29,069	1.83%

As of March 31, 2024 and December 31, 2023 the Company had $440,846,000 and $436,074,000, respectively, in uninsured deposits. Included in the total uninsured deposits is a concentration of public funds which were collateralized by the Banks in the amount of $81,066,000 and $77,687,000 at March 31, 2024 and December 31, 2023, respectively. Total uninsured deposits less collateralized public funds was $359,780,000 at March 31, 2024 and $358,387,000 at December 31, 2023.

Borrowed Funds

Total borrowed funds decreased 6.41%, or $25,546,000, to $372,978,000 at March 31, 2024 compared to $398,524,000 at December 31, 2023. The increase in long term borrowings occurred as fixed rate borrowings were initiated to lock in interest rates and to provide matched funding for segments of the loan portfolio. Short term FHLB borrowings were utilized to provide short term funding for the loan portfolio growth. Securities sold under agreements to repurchase have increased as customers balances have increased.

	March 31, 2024		December 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$51,844	13.90%	$92,295	23.16%	$(40,451)	(43.83)
Short-term FHLB borrowings	55,000	14.75	50,000	12.55	5,000	10.00
Securities sold under agreement to repurchase	4,364	1.17	3,631	0.91	733	20.19
Total short-term borrowings	111,208	29.82	145,926	36.62	(34,718)	(23.79)
Long-term borrowings:
Long-term FHLB borrowings	255,000	68.36	245,000	61.48	10,000	4.08
Long-term finance lease	6,770	1.82	7,598	1.91	(828)	(10.90)
Total long-term borrowings	261,770	70.18	252,598	63.38	9,172	3.63
Total borrowed funds	$372,978	100.00%	$398,524	100.00%	$(25,546)	(6.41)%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	March 31, 2024	December 31, 2023
Investment debt securities pledged, fair value	$7,747	$7,976
Repurchase agreements	4,364	3,631

Capital

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

As of March 31, 2024 and December 31, 2023 the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

We expect to continue to emphasize growth in our commercial and consumer loan portfolios, and additional regulatory capital generated through retained earnings and other sources will be necessary to support any such continued growth. At March 31, 2024, each of the Banks was “well capitalized” as defined by applicable bank regulatory standards. Applicable regulatory capital requirements also require each Bank to maintain a “capital conservation buffer,” consisting solely of tier 1 common equity, of 2.5% above the regulatory minimum capital requirements for each of the tier 1 common equity (“CET1”), tier 1 (“Tier 1”), and total capital (“Total Capital”) ratios. As a result of the capital conservation buffer requirements, if a bank does not maintain CET1, Tier 1 and Total Capital ratios of at least 7%, 8.5%, and 10.5%, respectively, determined as of the end of each calendar quarter, the bank’s ability to make certain discretionary payments, including discretionary dividend payments, are subject to a maximum payout ratio limitation unless the FDIC approves the distribution or payment. At March 31, 2024, each of Banks exceeded the capital conservation buffer requirements for applicable capital ratios.

The Corporation’s and the Banks' actual capital ratios (using the definitions from the prompt corrective action rules) are presented in the following tables, which shows that the Corporation and both Banks met all regulatory capital requirements.

The Company's capital ratios as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$186,544	10.033%	$184,546	10.098%
For Capital Adequacy Purposes	83,669	4.500	82,240	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	130,151	7.000	127,929	7.000
To Be Well Capitalized	120,855	6.500	118,791	6.500
Total Capital (to Risk-weighted Assets)
Actual	$199,102	10.708%	$197,334	10.798%
For Capital Adequacy Purposes	148,750	8.000	146,200	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	195,234	10.500	191,888	10.500
To Be Well Capitalized	185,938	10.000	182,751	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$186,544	10.033%	$184,546	10.098%
For Capital Adequacy Purposes	111,558	6.000	109,653	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	158,041	8.500	155,342	8.500
To Be Well Capitalized	148,744	8.000	146,204	8.000
Tier I Capital (to Average Assets)
Actual	$186,544	8.562%	$184,546	8.597%
For Capital Adequacy Purposes	87,150	4.000	85,865	4.000
To Be Well Capitalized	108,937	5.000	107,332	5.000

Jersey Shore State Bank's capital ratios as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$132,476	9.908%	$131,356	9.890%
For Capital Adequacy Purposes	60,168	4.500	59,768	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	93,594	7.000	92,972	7.000
To Be Well Capitalized	86,909	6.500	86,331	6.500
Total Capital (to Risk-weighted Assets)
Actual	$142,983	10.694%	$142,134	10.701%
For Capital Adequacy Purposes	106,963	8.000	106,258	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	140,389	10.500	139,464	10.500
To Be Well Capitalized	133,704	10.000	132,823	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$132,476	9.908%	$131,356	9.890%
For Capital Adequacy Purposes	80,224	6.000	79,690	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	113,650	8.500	112,894	8.500
To Be Well Capitalized	106,965	8.000	106,254	8.000
Tier I Capital (to Average Assets)
Actual	$132,476	8.364%	$131,356	8.344%
For Capital Adequacy Purposes	63,355	4.000	62,970	4.000
To Be Well Capitalized	79,194	5.000	78,713	5.000

Luzerne Bank's capital ratios as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$52,874	10.124%	$51,974	10.288%
For Capital Adequacy Purposes	23,502	4.500	22,734	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	36,558	7.000	35,363	7.000
To Be Well Capitalized	33,947	6.500	32,837	6.500
Total Capital (to Risk-weighted Assets)
Actual	$54,925	10.517%	$53,984	10.686%
For Capital Adequacy Purposes	41,780	8.000	40,415	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	54,836	10.500	53,044	10.500
To Be Well Capitalized	52,225	10.000	50,518	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$52,874	10.124%	$51,974	10.288%
For Capital Adequacy Purposes	31,336	6.000	30,311	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	44,392	8.500	42,941	8.500
To Be Well Capitalized	41,781	8.000	40,415	8.000
Tier I Capital (to Average Assets)
Actual	$52,874	8.197%	$51,974	8.316%
For Capital Adequacy Purposes	25,802	4.000	25,000	4.000
To Be Well Capitalized	32,252	5.000	31,249	5.000

During the three months ended March 31, 2024, the Company had an active registered at-the-market offering pursuant to the terms of an equity distribution agreement, dated September 13, 2023 (the “Distribution Agreement”), between D.A. Davidson & Co. (the “Distribution Agent”) and the Company. Under the terms of the Distribution Agreement, the Company will pay the Distribution Agent a fee in the amount of 2.75% of the gross proceeds from the sale of such shares. The Company did not sell any shares under the Distribution Agreement for the quarter ended March 31, 2024.

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

The following liquidity measures are monitored for compliance and were within the limits cited, with the exception of net loans to total deposits that was 114%, at March 31, 2024:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $831,020,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $100,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $361,844,000 as of March 31, 2024.

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

The following is a rate shock forecast for the twelve month period ending March 31, 2025 assuming a static balance sheet as of March 31, 2024.

		Parallel Rate Shock in Basis Points
(In Thousands)	-300	-200	-100	Static	+100	+200	+300	+400
Net interest income	$60,799	$63,411	$65,975	$68,305	$70,399	$72,178	$73,601	$74,325
Change from static	(7,506)	(4,894)	(2,330)	—	2,094	3,873	5,296	6,020
Percent change from static	-10.99%	-7.16%	-3.41%	—	3.07%	5.67%	7.75%	8.81%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at both the level of the Company and the Banks.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analysis or simulation analysis compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2023.  Additional information and details are provided in the “Liquidity, Interest Rate Sensitivity, and Market Risk” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of that document.

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

Certain risk factors are set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented as follows:

If we are unable to raise additional capital or generate earnings at current levels, our growth may be constrained and certain distributions, including discretionary dividend payments, by our subsidiary Banks to the holding company may be restricted.

We expect to continue to emphasize growth in our commercial and consumer loan portfolios, and additional regulatory capital generated through retained earnings and other sources will be necessary to support any such continued growth. At March 31, 2024, each of Jersey Shore State Bank and Luzerne Bank were “well capitalized” as defined by applicable bank regulatory standards. Applicable regulatory capital requirements also require each Bank to maintain a “capital conservation buffer,” consisting solely of tier 1 common equity, of 2.5% above the regulatory minimum capital requirements for each of the tier 1 common equity (“CET1”), tier 1 (“Tier 1”), and total capital (“Total Capital”) ratios. As a result of the capital conservation buffer requirements, if a bank does not maintain CET1, Tier 1 and Total Capital ratios of at least 7%, 8.5%, and 10.5%, respectively, determined as of the end of each calendar quarter, the bank’s ability to make certain discretionary payments, including discretionary dividend payments, are subject to a maximum payout ratio limitation unless the FDIC approves the distribution or payment. At March 31, 2024, each of the Banks exceeded the capital conservation buffer requirements for the applicable capital ratios. If, however, we are unable to generate retained earnings or raise capital in amounts necessary to avoid limitations on discretionary dividend payments by the Banks, our continued growth could be adversely affected.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended March 31, 2024.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1 - January 31, 2024)	—	$—	—	353,000
Month #2 (February 1 - February 29, 2024)	—	—	—	353,000
Month #3 (March 1 - March 31, 2024)	—	—	—	353,000

Item 3.                           Defaults Upon Senior Securities
None
Item 4.                           Mine Safety Disclosures
Not applicable.
Item 5.                           Other Information
(c) Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of SEC Regulation S-K.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2024 and December 31, 2023; (ii) the Consolidated Statement of Income for the three months ended March 31, 2024 and 2023; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2024 and 2023; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and 2023 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	May 15, 2024	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2024	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)