Form 10-Q
period 2024-06-30
PENNS WOODS BANCORP INC
filed 2024-08-14
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2024.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On August 1, 2024 there were 7,544,531 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share And Per Share Data)	2024	2023
ASSETS:
Noninterest-bearing balances	$24,996	$28,969
Interest-bearing balances in other financial institutions	10,100	8,493
Total cash and cash equivalents	35,096	37,462

Investment debt securities, available for sale, at fair value	199,718	190,945
Investment equity securities, at fair value	1,105	1,122
Restricted investment in bank stock	22,781	24,323
Loans held for sale	4,444	3,993
Loans	1,866,288	1,839,764
Allowance for credit losses	(11,234)	(11,446)
Loans, net	1,855,054	1,828,318
Premises and equipment, net	28,966	30,250
Accrued interest receivable	11,281	11,044
Bank-owned life insurance	33,024	33,867
Investment in limited partnerships	7,240	7,815
Goodwill	16,450	16,450
Intangibles	158	210
Operating lease right-of-use asset	2,911	2,512
Deferred tax asset	4,433	4,655
Other assets	11,956	11,843
TOTAL ASSETS	$2,234,617	$2,204,809

LIABILITIES:
Interest-bearing deposits	$1,187,001	$1,118,320
Noninterest-bearing deposits	461,092	471,173
Total deposits	1,648,093	1,589,493

Short-term borrowings	106,407	145,926
Long-term borrowings	257,111	252,598
Accrued interest payable	5,474	3,814
Operating lease liability	2,983	2,570
Other liabilities	17,462	18,852
TOTAL LIABILITIES	2,037,530	2,013,253

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 8,051,699 and 8,019,219 shares issued; 7,541,474 and 7,508,994 outstanding	44,730	44,550
Additional paid-in capital	62,608	61,733
Retained earnings	111,622	107,238
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(6,328)	(6,396)
Defined benefit plan	(2,730)	(2,754)
Treasury stock at cost, 510,225 shares	(12,815)	(12,815)
TOTAL SHAREHOLDERS' EQUITY	197,087	191,556
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,234,617	$2,204,809

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share And Per Share Data)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$24,529	$19,846	$48,389	$37,851
Investment securities:
Taxable	1,745	1,287	3,339	2,505
Tax-exempt	75	118	172	296
Dividend and other interest income	680	642	1,359	1,105
TOTAL INTEREST AND DIVIDEND INCOME	27,029	21,893	53,259	41,757
INTEREST EXPENSE:
Deposits	8,877	4,851	16,840	8,223
Short-term borrowings	1,087	2,232	3,092	3,672
Long-term borrowings	2,550	1,424	5,066	2,178
TOTAL INTEREST EXPENSE	12,514	8,507	24,998	14,073
NET INTEREST INCOME	14,515	13,386	28,261	27,684
RECOVERY FOR CREDIT LOSSES	(1,177)	(1,180)	(1,039)	(1,109)
NET INTEREST INCOME AFTER RECOVERY FOR CREDIT LOSSES	15,692	14,566	29,300	28,793
NON-INTEREST INCOME:
Service charges	499	516	1,014	1,012
Net debt securities losses, available for sale	(12)	(19)	(35)	(80)
Net equity securities (losses) gains	(7)	(20)	(17)	1
Bank-owned life insurance	187	166	650	722
Gain on sale of loans	300	244	605	475
Insurance commissions	127	115	280	280
Brokerage commissions	171	141	357	306
Loan broker commissions	268	317	490	487
Debit card income	368	340	697	675
Other	124	222	446	401
TOTAL NON-INTEREST INCOME	2,025	2,022	4,487	4,279
NON-INTEREST EXPENSE:
Salaries and employee benefits	6,400	6,312	12,822	12,488
Occupancy	758	772	1,663	1,638
Furniture and equipment	766	790	1,705	1,636
Software amortization	222	173	412	356
Pennsylvania shares tax	351	279	671	527
Professional fees	572	906	1,124	1,594
Federal Deposit Insurance Corporation deposit insurance	421	452	780	697
Marketing	78	272	149	427
Intangible amortization	25	32	51	67
Loss on sale of premise and equipment	—	—	330	—
Other	1,403	1,441	2,912	2,897
TOTAL NON-INTEREST EXPENSE	10,996	11,429	22,619	22,327
INCOME BEFORE INCOME TAX PROVISION	6,721	5,159	11,168	10,745
INCOME TAX PROVISION	1,331	988	1,970	1,916
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS'	$5,390	$4,171	$9,198	$8,829
EARNINGS PER SHARE - BASIC	$0.72	$0.59	$1.22	$1.25
EARNINGS PER SHARE - DILUTED	$0.72	$0.59	$1.22	$1.25
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,529,239	7,062,018	7,520,880	7,060,218
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,529,239	7,062,018	7,520,880	7,060,218
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Net Income	$5,390	$4,171	$9,198	$8,829
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities	110	(2,329)	51	4
Tax effect	(23)	489	(11)	(1)
Net realized loss on available for sale securities included in net income	12	19	35	80
Tax effect	(2)	(4)	(7)	(17)
Amortization of unrecognized pension loss	15	37	31	74
Tax effect	(4)	(7)	(7)	(15)
Total other comprehensive income (loss)	108	(1,795)	92	125
Comprehensive income	$5,498	$2,376	$9,290	$8,954

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, March 31, 2024	8,035,597	$44,641	$62,215	$108,642	$(9,166)	$(12,815)	$193,517
Net income				5,390			5,390
Other comprehensive income					108		108
Stock-based compensation			154				154
Dividends declared ($0.32 per share)				(2,410)			(2,410)
Common shares issued for employee stock purchase plan	1,497	7	19				26
Common shares issued for director compensation plan	3,569	20	43				63
Dividend reinvestment plan	11,036	62	177				239
Balance, June 30, 2024	8,051,699	$44,730	$62,608	$111,622	$(9,058)	$(12,815)	$197,087

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, March 31, 2023	7,570,086	$42,057	$54,572	$102,194	$(12,038)	$(12,815)	$173,970
Net income				4,171			4,171
Other comprehensive loss					(1,795)		(1,795)
Stock-based compensation			233				233
Dividends declared ($0.32 per share)				(2,261)			(2,261)
Common shares issued for employee stock purchase plan	830	4	14				18
Common shares issued for director compensation plan	2,797	16	50				66
Balance, June 30, 2023	7,573,713	$42,077	$54,869	$104,104	$(13,833)	$(12,815)	$174,402

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
Six months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2023	8,019,219	$44,550	$61,733	$107,238	$(9,150)	$(12,815)	$191,556
Net income				9,198			9,198
Other comprehensive income					92		92
Stock-based compensation			427				427
Dividends declared ($0.64 per share)				(4,814)			(4,814)
Common shares issued for employee stock purchase plan	4,047	22	54				76
Director Compensation Plan	6,457	36	89				125
Dividend reinvestment plan	21,976	122	305				427
Balance, June 30, 2024	8,051,699	$44,730	$62,608	$111,622	$(9,058)	$(12,815)	$197,087

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2022	7,566,810	$42,039	$54,252	$98,147	$(13,958)	$(12,815)	$167,665
Cumulative effect of adoption of ASU 2016-13				1,647			1,647
Net income				8,829			8,829
Other comprehensive income					125		125
Stock-based compensation			486				486
Dividends declared ($0.64 per share)				(4,519)			(4,519)
Common shares issued for employee stock purchase plan	1,684	9	30				39
Common shares issued for director compensation plan	5,219	29	101				130
Balance, June 30, 2023	7,573,713	$42,077	$54,869	$104,104	$(13,833)	$(12,815)	$174,402

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2024	2023
OPERATING ACTIVITIES:
Net Income	$9,198	$8,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,993	1,608
Loss on sale of premises and equipment	384	—
Amortization of intangible assets	51	67
Recovery of credit losses	(1,039)	(1,109)
Stock based compensation	427	486
Accretion and amortization of investment security discounts and premiums	(9)	281
Net debt securities losses, available for sale	35	80
Originations of loans held for sale	(23,581)	(16,843)
Proceeds of loans held for sale	23,735	17,567
Gain on sale of loans	(605)	(475)
Net equity securities losses (gains)	17	(1)
Security trades payable	—	520
Earnings on bank-owned life insurance	(650)	(722)
Decrease in deferred tax asset	204	518
Other, net	(316)	4,199
Net cash provided by operating activities	9,844	15,005
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	4,519	22,725
Proceeds from calls and maturities of available for sale securities	16,685	8,429
Purchases of available for sale securities	(29,917)	(24,384)
Net increase in loans	(25,925)	(133,213)
Acquisition of premises and equipment	(799)	(334)
Purchase of bank-owned life insurance	—	(6)
Proceeds from bank-owned life insurance death benefit	1,492	1,656
Proceeds from redemption of regulatory stock	21,973	18,783
Purchases of regulatory stock	(20,431)	(24,050)
Net cash used for investing activities	(32,403)	(130,394)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	68,681	40,423
Net decrease in noninterest-bearing deposits	(10,081)	(43,126)
Proceeds from long-term borrowings	25,383	110,000
Repayment of long-term borrowings	(20,000)	(10,000)
Net (decrease) increase in short-term borrowings	(39,519)	27,061
Finance lease principal payments	(85)	(91)
Dividends paid	(4,814)	(4,519)
Issuance of common stock	628	169
Net cash provided by financing activities	20,193	119,917
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,366)	4,528
CASH AND CASH EQUIVALENTS, BEGINNING	37,462	40,333
CASH AND CASH EQUIVALENTS, ENDING	$35,096	$44,861

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$23,340	$12,547
Income taxes paid	1,129	2,048
Non-cash investing and financing activities:
Finance right of use asset abandonment	658	—
Finance lease abandonment	785	—
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

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax and parenthesis indicating debits, as of June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(In Thousands)	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(6,425)	$(2,741)	$(9,166)	$(7,928)	$(4,110)	$(12,038)
Other comprehensive income (loss) before reclassifications	87	—	87	(1,840)	—	(1,840)
Amounts reclassified from accumulated other comprehensive gain	10	11	21	15	30	45
Net current-period other comprehensive income (loss)	97	11	108	(1,825)	30	(1,795)
Ending balance	$(6,328)	$(2,730)	$(9,058)	$(9,753)	$(4,080)	$(13,833)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(In Thousands)	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(6,396)	$(2,754)	$(9,150)	$(9,819)	$(4,139)	$(13,958)
Other comprehensive income before reclassifications	40	—	40	3	—	3
Amounts reclassified from accumulated other comprehensive gain	28	24	52	63	59	122
Net current-period other comprehensive income	68	24	92	66	59	125
Ending balance	$(6,328)	$(2,730)	$(9,058)	$(9,753)	$(4,080)	$(13,833)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of June 30, 2024 and 2023 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net unrealized loss on available for sale securities	$(12)	$(19)	Net debt securities losses, available for sale
Income tax effect	2	4	Income tax provision
Total reclassifications for the period	$(10)	$(15)

Net unrecognized pension costs	$(15)	$(37)	Other non-interest expense
Income tax effect	4	7	Income tax provision
Total reclassifications for the period	$(11)	$(30)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Six months ended June 30, 2024	Six months ended June 30, 2023
Net unrealized losses on available for sale securities	$(35)	$(80)	Net debt securities losses, available for sale
Income tax effect	7	17	Income tax provision
Total reclassifications for the period	$(28)	$(63)

Net unrecognized pension costs	$(31)	$(74)	Other non-interest expense
Income tax effect	7	15	Income tax provision
Total reclassifications for the period	$(24)	$(59)

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. This ASU removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification. The FASB does not expect these updates to have a significant effect on current accounting practice. That is because in most cases the amendments to the Codification remove references to Concept Statements that are extraneous and not required to understand or apply the guidance. However, the FASB has provided transition guidance if applying the updated guidance results in accounting changes for some entities. The amendments in ASU 2024-02 are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. This Update is not expected to have a significant impact on the Company’s financial statements.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 1,095,500 stock options, with an average exercise price of $25.13, outstanding on June 30, 2024. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $19.68 for the period being less than the strike price. There were a total of 1,003,000 stock options, with an average exercise price of $25.56 that were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $25.10 being less than the strike price for the period ending June 20, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average common shares issued	8,039,464	7,572,243	8,031,105	7,570,443
Weighted average treasury stock shares	(510,225)	(510,225)	(510,225)	(510,225)
Weighted average common shares outstanding - basic and diluted	7,529,239	7,062,018	7,520,880	7,060,218

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$4,000	$—	$(60)	$3,940
Mortgage-backed securities	34,672	151	(383)	34,440
State and political securities	110,625	50	(5,341)	105,334
Other debt securities	58,431	208	(2,635)	56,004
Total debt securities	$207,728	$409	$(8,419)	$199,718

Investment equity securities:
Equity securities	$1,300	$—	$(195)	$1,105

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$4,000	$3	$(60)	$3,943
Mortgage-backed securities	15,457	120	(222)	15,355
State and political securities	120,740	162	(5,287)	115,615
Other debt securities	58,844	97	(2,909)	56,032
Total debt securities	$199,041	$382	$(8,478)	$190,945

Investment equity securities:
Equity securities	$1,300	$—	$(178)	$1,122

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$986	$(14)	$2,954	$(46)	$3,940	$(60)
Mortgage-backed securities	12,994	(109)	5,839	(274)	18,833	(383)
State and political securities	5,168	(62)	90,110	(5,279)	95,278	(5,341)
Other debt securities	7,605	(182)	35,886	(2,453)	43,491	(2,635)
Total debt securities	$26,753	$(367)	$134,789	$(8,052)	$161,542	$(8,419)

	December 31, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$—	$—	$2,940	$(60)	$2,940	$(60)
Mortgage-backed securities	7,559	(78)	984	(144)	8,543	(222)
State and political securities	6,051	(128)	99,405	(5,159)	105,456	(5,287)
Other debt securities	12,976	(218)	35,449	(2,691)	48,425	(2,909)
Total debt securities	$26,586	$(424)	$138,778	$(8,054)	$165,364	$(8,478)

At June 30, 2024, there were a total of 31 securities in a continuous unrealized loss position for less than twelve months and 169 individual securities that were in a continuous unrealized loss position for twelve months or greater. No credit losses occurred for the period ended June 30, 2024.

The Company reviews its position quarterly and has determined that, at June 30, 2024, the declines outlined in the above table represent temporary non-credit declines and the Company does not intend to sell, and does not believe it will be required to sell, these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not credit-related but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$29,331	$28,944
Due after one year to five years	72,399	68,872
Due after five years to ten years	84,496	80,593
Due after ten years	21,502	21,309
Total	$207,728	$199,718

Total gross proceeds from sales of debt securities available for sale for the six months ended June 30, 2024 was $4,519,000, compared to $22,725,000 for the corresponding 2023 period.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Available for sale (AFS):
Gross realized gains:
State and political securities	$—	$91	$—	$145

Gross realized losses:
State and political securities	$(12)	$(110)	$(35)	$(225)

Investment securities with a carrying value of approximately $110,129,000 and $107,800,000 at June 30, 2024 and December 31, 2023, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At June 30, 2024 and December 31, 2023, we had $1,105,000 and $1,122,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Net (losses) gains recognized in equity securities during the period	$(7)	$(20)	$(17)	$1
Less: Net (loss) gain realized on the sale of equity securities during the period	—	—	—	—
Unrealized (losses) gains recognized in equity securities held at reporting date	$(7)	$(20)	$(17)	$1

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

The following table presents the related aging categories of loans, by class, as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Past Due
	30 To 89	Past Due 90
(In Thousands)	Days	Days Or More	Current	Total
Commercial, financial, and agricultural	$884	$16	$214,020	$214,920
Real estate mortgage:
Residential	7,346	1,755	804,902	814,003
Commercial	2,084	1,608	533,550	537,242
Construction	14	—	43,445	43,459
Consumer automobile loans	2,876	406	242,379	245,661
Other consumer installment loans	159	22	9,884	10,065
	$13,363	$3,807	$1,848,180	1,865,350
Net deferred loan fees and discounts				938
Allowance for credit losses				(11,234)
Loans, net				$1,855,054

	December 31, 2023
	Past Due
	30 To 89	Past Due 90
(In Thousands)	Days	Days Or More	Current	Total
Commercial, financial, and agricultural	$749	$587	$212,130	$213,466
Real estate mortgage:
Residential	10,158	1,970	786,373	798,501
Commercial	1,466	273	529,862	531,601
Construction	812	—	39,577	40,389
Consumer automobile loans	2,748	307	241,343	244,398
Other consumer installment loans	620	11	9,730	10,361
	$16,553	$3,148	$1,819,015	1,838,716
Net deferred loan fees and discounts				1,048
Allowance for loan losses				(11,446)
Loans, net				$1,828,318

As of June 30, 2024 loans totaled $2,257,000 that were ninety days past due or greater and still accruing, compared to a total of $2,150,000 at December 31, 2023.

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

The following table presents the components of the ACL as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(In Thousands)	2024	2023
ACL - loans	$11,234	$11,446
ACL - off balance sheet credit exposure	554	1,342
Total ACL	$11,788	$12,788

Non-Accrual Loans

	June 30, 2024			December 31, 2023
(In Thousands)	With a Related ACL	Without a Related ACL	Total	With a Related ACL	Without a Related ACL	Total
Commercial, financial, and agricultural	$—	$576	$576	$—	$504	$504
Real estate mortgage:
Residential	—	230	230	21	259	280
Commercial	2,126	1,595	3,721	—	214	214
Construction	—	—	—	—	—	—
Consumer automobile	—	—	—	—	—	—
Other consumer installment loans	—	—	—	—	—	—
	$2,126	$2,401	$4,527	$21	$977	$998

Total interest income recorded on non-accrual loans at June 30, 2024 totaled $49,000 for the three month period and $94,000 for the six month period ended.

The following table presents outstanding loan balances of collateral-dependent loans by class as of June 30, 2024 and December 31, 2023:

June 30, 2024
(In Thousands)	Real estate	Other	Total
Real estate mortgage:
Residential	$1,458	$—	$1,458
Commercial	3,592	—	3,592
Total	$5,050	$—	$5,050

December 31, 2023
(In Thousands)	Real estate	Other	Total
Real estate mortgage:
Residential	$1,533	$—	$1,533
Commercial	88	—	88
Total	$1,621	$—	$1,621

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

Loans considered modifications amounted to $4,911,000 and $5,019,000 as of June 30, 2024 and December 31, 2023, respectively.

The amount of foreclosed residential real estate held at June 30, 2024 and December 31, 2023, totaled $343,000 and $700,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2024 and December 31, 2023, totaled $995,000 and $601,000, respectively.

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

The following table presents the credit quality categories identified above as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial, financial, and agricultural
Pass	$14,839	$28,025	$46,756	$33,039	$31,134	$27,863	$30,931	$76	$212,663
Special Mention	—	—	146	28	17	—	74	—	265
Substandard or Lower	—	—	—	—	—	714	564	714	1,992
	$14,839	$28,025	$46,902	$33,067	$31,151	$28,577	$31,569	$790	$214,920

Current period gross write offs	$—	$40	$62	$—	$—	$30	$—	$—	$132

Real estate mortgage:
Residential
Pass	$52,377	$122,584	$129,368	$81,832	$48,294	$163,328	$59,894	$152,776	$810,453
Special Mention	—	336	522	—	—	93	—	—	951
Substandard or Lower	—	—	312	269	—	1,959	—	59	2,599
	$52,377	$122,920	$130,202	$82,101	$48,294	$165,380	$59,894	$152,835	$814,003

Current period gross write offs	$—	$—	$—	$—	$—	$4	$—	$—	$4

Commercial
Pass	$18,838	$61,536	$107,082	$123,469	$47,095	$157,860	$11,126	$844	$527,850
Special Mention	—	185	151	2,398	—	1,830	—	—	4,564
Substandard or Lower	—	—	—	880	—	3,948	—	—	4,828
	$18,838	$61,721	$107,233	$126,747	$47,095	$163,638	$11,126	$844	$537,242

Current period gross write offs	$—	$—	$—	$—	$—	$2	$—	$—	$2

Construction
Pass	$7,135	$22,484	$6,278	$1,556	$1,234	$4,422	$266	$—	$43,375
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	84	—	—	84
	$7,135	$22,484	$6,278	$1,556	$1,234	$4,506	$266	$—	$43,459

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Automobile
Pass	$41,222	$106,267	$65,341	$15,246	$11,065	$6,520	$—	$—	$245,661
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$41,222	$106,267	$65,341	$15,246	$11,065	$6,520	$—	$—	$245,661

Current period gross write offs	$4	$217	$133	$23	$42	$44	$—	$—	$463

Installment loans to individuals
Pass	$1,624	$2,325	$1,669	$966	$413	$3,034	$—	$34	$10,065
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$1,624	$2,325	$1,669	$966	$413	$3,034	$—	$34	$10,065

Current period gross write offs	$50	$66	$18	$2	$—	$22	$—	$—	$158

	December 31, 2023
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial, financial, and agricultural
Pass	$31,190	$49,615	$35,901	$31,980	$3,123	$29,502	$29,397	$101	$210,809
Special Mention	—	183	37	19	—	138	223	—	600
Substandard or Lower	—	—	—	85	—	742	487	743	2,057
	$31,190	$49,798	$35,938	$32,084	$3,123	$30,382	$30,107	$844	$213,466

Current period gross write offs	$—	$41	$—	$—	$—	$—	$—	$—	$41

Real estate mortgage:
Residential
Pass	$135,939	$134,077	$88,844	$51,378	$33,914	$148,802	$56,519	$146,055	$795,528
Special Mention	—	844	273	—	—	—	—	—	1,117
Substandard or Lower	—	—	—	—	—	1,790	—	66	1,856
	$135,939	$134,921	$89,117	$51,378	$33,914	$150,592	$56,519	$146,121	$798,501

Current period gross write offs	$—	$—	$—	$—	$—	$9	$73	$—	$82

Commercial
Pass	$55,664	$107,638	$128,094	$49,603	$24,104	$144,377	$12,338	$821	$522,639
Special Mention	—	153	2,990	—	—	1,891	—	—	5,034
Substandard or Lower	—	—	—	—	59	3,869	—	—	3,928
	$55,664	$107,791	$131,084	$49,603	$24,163	$150,137	$12,338	$821	$531,601

Current period gross write offs	$59	$—	$—	$—	$—	$3	$—	$—	$62

Construction
Pass	$25,494	$6,837	$1,742	$1,302	$392	$4,272	$261	$—	$40,300
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	89	—	—	89
	$25,494	$6,837	$1,742	$1,302	$392	$4,361	$261	$—	$40,389

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Automobile
Pass	$119,922	$78,443	$19,567	$15,348	$7,305	$3,813	$—	$—	$244,398
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$119,922	$78,443	$19,567	$15,348	$7,305	$3,813	$—	$—	$244,398

Current period gross write offs	$30	$320	$178	$113	$8	$17	$—	$—	$666

Installment loans to individuals
Pass	$2,952	$2,188	$1,177	$524	$407	$3,071	$—	$42	$10,361
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$2,952	$2,188	$1,177	$524	$407	$3,071	$—	$42	$10,361

Current period gross write offs	$232	$47	$23	$8	$12	$34	$13	$11	$380

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

Activity in the allowance is presented for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$3,051	$719	$4,646	$9	$2,487	$630	$—	$11,542
Charge-offs	(42)	—	(2)	—	(127)	(63)	—	(234)
Recoveries	507	26	—	—	76	21	—	630
Provision	(2,082)	83	759	2	497	37	—	(704)
Ending Balance	$1,434	$828	$5,403	$11	$2,933	$625	$—	$11,234

	Three Months Ended June 30, 2023
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$3,862	$1,412	$3,481	$184	$2,113	$682	$—	$11,734
Charge-offs	—	(3)	(136)	—	(237)	(79)	—	(455)
Recoveries	856	1	22	—	27	21	—	927
Provision	(1,699)	(332)	824	(6)	543	56	—	(614)
Ending Balance	$3,019	$1,078	$4,191	$178	$2,446	$680	$—	$11,592

t	Six Months Ended June 30, 2024
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$3,379	$1,200	$3,352	$145	$2,668	$702	$—	$11,446
Charge-offs	(132)	(4)	(2)	—	(463)	(158)	—	(759)
Recoveries	577	28	2	—	120	48	—	775
Provision	(2,390)	(396)	2,051	(134)	608	33	—	(228)
Ending Balance	$1,434	$828	$5,403	$11	$2,933	$625	$—	$11,234

	Six Months Ended June 30, 2023
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,914	$5,061	$6,110	$188	$1,617	$109	$638	$15,637
Impact of adopting ASC 326	2,656	(3,893)	(2,660)	(96)	240	602	(638)	(3,789)
Charge-offs	—	(81)	(139)	—	(330)	(167)	—	(717)
Recoveries	961	3	25	—	39	38	—	1,066
Provision	(2,512)	(12)	855	86	880	98	—	(605)
Ending Balance	$3,019	$1,078	$4,191	$178	$2,446	$680	$—	$11,592

The shift in allocation and the changes in the provision for credit losses are primarily due to changes in the credit metrics within the loan portfolio coupled with qualitative metric changes. The decrease in provision for consumer automobile loans was driven by the level of net charge-offs, portfolio fluctuations, and economic outlook. The provision for residential real estate fluctuated due to the level of charge-offs/recoveries, portfolio growth, and economic outlook. The level of provision for commercial, financial, and agricultural was primarily the result of net recoveries. The provision for commercial real estate increased for the six month period due to a loan relationship being moved to nonaccrual and being measured individually for impairment. The provision for real estate construction for the six month period decreased due to a decrease in historical loss rates over the ten year look back period.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at June 30, 2024 and 2023:

	June 30,
	2024	2023
Owners of residential rental properties	18.38%	18.79%
Owners of commercial rental properties	14.31%	14.80%
Exposure to non-owner occupied office space at June 30, 2024 and December 31, 2023 was 15,501,000 and $19,783,000 and with none of these loans being delinquent.

Note 7. Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.

The following sets forth the components of the net periodic expense/(gain) of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Interest cost	$193	$198	$386	$396
Expected return on plan assets	(365)	(326)	(730)	(652)
Amortization of net loss	15	37	31	74
Net periodic benefit	$(157)	$(91)	$(313)	$(182)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2023, that it does not expect to contribute to its defined benefit plan in 2024.  As of June 30, 2024, there were no contributions made to the pension plan.

Note 8. Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $25,000 in market value annually.  During the six months ended June 30, 2024 and 2023, there were 4,047 and 1,684 shares issued under the Plan, respectively, for total proceeds of $76,000 and $39,000.

The Company maintains the 2020 Non-Employee Director Compensation Plan ("Director Plan"). Under this Director Plan, non-employee directors who have not attained specified stock ownership levels are required to receive a portion of their annual compensation in the form of common stock (currently 50% of total annual compensation), with the ability to elect to receive up to 100% of annual compensation in the form of common stock by making a written election prior to the calendar year to which the compensation relates. The Director Plan allows for up to 100,000 shares to be issued. As of June 30, 2024, the Company has issued a total of 51,605 shares of common stock to non-employee directors under the Director Plan in lieu of otherwise payable cash compensation with 6,457 and 5,219 shares issued, respectively, with an associated expense of $125,000 and $130,000 during the six months ended June 30, 2024 and 2023.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2024 and December 31, 2023:

(In Thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit	$865,859	$855,171
Funded commitments to extend credit	488,403	469,684
Remaining unfunded commitments to extend credit	377,456	385,487
Standby letters of credit	12,893	13,969
Credit exposure from the sale of assets with recourse	7,029	6,995
Total unfunded credit exposure	$397,378	$406,451
Allowance for credit losses	$554	$1,342

Commitment to extend credit funded rate	56.4%	54.9%
Historic commitment to extend credit funded rate	53.0%	51.6%

The Company previously reported commitments to extend credit at December 31, 2023 of $161,037,000 which primarily related to commercial relationships. The amounts shown above for June 30, 2024 include all loan categories, including retail and commercial loan relationships, and the December 31, 2023 amounts were revised to reflect comparable presentation.

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,940	$—	$3,940
Mortgage-backed securities	—	34,440	—	34,440
State and political securities	—	105,334	—	105,334
Other debt securities	—	56,004	—	56,004
Investment equity securities:
Equity securities	1,105	—	—	1,105

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,943	$—	$3,943
Mortgage-backed securities	—	15,335	—	15,335
State and political securities	—	115,615	—	115,615
Other debt securities	—	56,032	—	56,032
Investment equity securities:
Equity securities	1,122	—	—	1,122

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral dependent loans	$—	$—	$4,573	$4,573
Other real estate owned	—	—	853	853

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral dependent loans	$—	$—	$1,621	$1,621
Other real estate owned	—	—	853	853

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$4,573	Appraisal of collateral (1)	Appraisal of collateral (1)	(5)% to (24)%	(11)%
Other real estate owned	$853	Appraisal of collateral (1)	Appraisal of collateral (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$1,621	Appraisal of collateral (1)	Appraisal of collateral (1)	(15)% to (24)%	(31)%
Other real estate owned	$853	Appraisal of collateral (1)	Appraisal of collateral (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at June 30, 2024 and December 31, 2023:

	Carrying	Fair	Fair Value Measurements at June 30, 2024
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$4,444	$4,444	$4,444	$—	$—
Loans, net	1,855,054	1,806,179	—	—	1,806,179

Financial liabilities:
Time deposits & brokered deposits	438,640	416,103	—	—	416,103
Short-term borrowings	106,407	106,407	106,407	—	—
Long-term borrowings	257,111	255,288	—	—	255,288
(1) The financial instrument is carried at cost the lower of cost or fair value at, June 30, 2024 which is not significantly different than the fair value of the instruments

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

As of January 1, 2024, the Company had a total of 1,000,000 stock options outstanding. During the six months ended June 30, 2024, the Company issued 97,000 stock options with a strike price of $20.85 to a group of employees. The options granted in 2024 all expire ten years from the grant date. Of the 97,000 grants awarded in 2024, 64,700 of the options vest in three years while the 32,300 remaining options vest in five years.

Stock options outstanding as of June 30, 2024 are presented below:

Stock Options Granted
Date	Shares	Forfeited	Cash Settlement	Outstanding	Strike Price	Vesting Period	Expiration
January 17, 2024	64,700	—	—	64,700	$20.85	3 years	10 years
January 17, 2024	32,300	—	—	32,300	20.85	5 years	10 years
January 20, 2023	59,500	—	—	59,500	27.77	3 years	10 years
January 20, 2023	29,500	—	—	29,500	27.77	5 years	10 years
January 18, 2022	156,000	—	—	156,000	24.10	3 years	10 years
January 18, 2022	78,000	—	—	78,000	24.10	5 years	10 years
April 9, 2021	156,500	—	—	156,500	24.23	3 years	10 years
April 9, 2021	78,000	—	—	78,000	24.23	5 years	10 years
March 11, 2020	119,300	—	—	119,300	25.34	3 years	10 years
March 11, 2020	119,200	—	—	119,200	25.34	5 years	10 years
March 15, 2019	120,900	(20,550)	—	100,350	28.01	3 years	10 years
March 15, 2019	119,100	(19,950)	—	99,150	28.01	5 years	10 years
August 27, 2015	58,125	(26,250)	(28,875)	3,000	28.02	5 years	10 years
	1,191,125	(66,750)	(28,875)	1,095,500	$25.13

A summary of stock option activity for the six months ended June 30, 2024 is presented below:

	June 30, 2024
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,000,000	$25.55
Granted	97,000	20.85
Forfeited	(1,500)	28.01
Expired	—	—
Outstanding, end of period	1,095,500	$25.13

Exercisable, end of period	478,300	$26.11

The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight line basis over the options’ vesting periods while ensuring that the cumulative amount of compensation cost recognized at least equals the value of the vested portion of the award at that date.

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for stock options granted for the six months ended June 30, 2024:

Six months ended June 30,
2024
Risk-free interest rate	3.87%
Expected volatility	32%
Expected Annual dividend	$1.28
Expected life	6.83 years
Weighted average grant date fair value per option	$3.73

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $154,000 and $427,000 for the three and six months ended June 30, 2024 compared to $233,000 and $486,000 for the same periods of 2023. As of June 30, 2024, a total of 478,300 stock options were exercisable and the weighted average years to expiration of these options was 5.10 years.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Summary Results

Net income for the three and six months ended June 30, 2024 was $5,390,000 and $9,198,000, respectively, compared to $4,171,000 and $8,829,000 for the same periods of 2023. Results for the three and six months ended June 30, 2024 compared to 2023 were impacted by an increase in net interest income of $1,129,000 and $577,000 as the cost of funds has stabilized, which led to a 14 basis point increase in the net interest margin for the second quarter of 2024 compared to the first quarter of 2024. The disposal of assets related to two former branch properties resulted in a one time after-tax loss of $261,000 for the six month period ended June 30, 2024. The allowance for credit losses was impacted for the three and six months ended June 30, 2024 by negative provisions for credit losses of $1,177,000 and $1,039,000, respectively, compared to negative provisions for credit losses of $1,180,000 and $1,109,000 for the 2023 periods. The recognition of negative provisions for credit losses for all periods is due primarily to recoveries during the second quarter of 2024 and 2023 on a commercial loan, which effected the historical loss rates used in the calculation of the ACL model. In addition, improving loan portfolio credit metrics and a minimal level of loan charge-offs contributed to the recognition of the negative provisions for credit losses partially offset by specific reserves required on individually evaluated loans. Basic and diluted earnings per share for the three and six months ended June 30, 2024 were $0.72 and $1.22, respectively, compared to basic and diluted earnings per share of $0.59 and $1.25 for the three and six month periods ended June 30, 2023. Annualized return on average assets was 0.97% for the three months ended June 30, 2024, compared to 0.80% for the corresponding period of 2023. Annualized return on average assets was 0.83% for the six months ended June 30, 2024, compared to 0.86% for the corresponding period of 2023.Annualized return on average equity was 11.12% for the three months ended June 30, 2024, compared to 9.53% for the corresponding period of 2023. Annualized return on average equity was 9.67% for the six months ended June 30, 2024, compared to 10.37% for the corresponding period of 2023.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP net income	$5,390	$4,171	$9,198	$8,829
Net securities losses, net of tax	15	31	41	62
Non-GAAP core earnings	$5,405	$4,202	$9,239	$8,891

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024	2023
GAAP Return on average assets (ROA)	0.97%	0.80%		0.83%	0.86%
Net securities losses, net of tax	0.01%	—%	8	—%	—%
Non-GAAP core ROA	0.98%	0.80%		0.83%	0.86%

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
GAAP Return on average equity (ROE)		11.12%	9.53%	9.67%	10.37%
Net securities losses, net of tax		0.03%	0.07%	0.05%	0.07%
Non-GAAP core ROE	.	11.15%	9.60%	9.72%	10.44%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP Basic earnings per share (EPS)	$0.72	$0.59	$1.22	$1.25
Net securities losses, net of tax	—	0.01	0.01	0.01
Non-GAAP core operating EPS	$0.72	$0.60	$1.23	$1.26

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP Diluted EPS	$0.72	$0.59	$1.22	$1.25
Net securities losses, net of tax	—	0.01	0.01	0.01
Non-GAAP diluted core EPS	$0.72	$0.60	$1.23	$1.26

Interest and Dividend Income

Interest and dividend income for the three and six months ended June 30, 2024 increased $5,136,000 and $11,502,000, respectively, compared to the same periods of 2023. The increase in loan portfolio income was due to an increase in the average loan portfolio balance coupled with an increase in average rate earned on the portfolio as legacy loans matured and were replaced with loans at current higher rates and variable rate loans reset to higher rates.  Investment securities income has been impacted primarily by an increase in the average rate earned on the portfolio as lower yielding legacy investments matured. The increase in dividend and other interest income is due primarily to an increase in dividends received on FHLB restricted stock.

Interest and dividend income composition for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended
	June 30, 2024		June 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$24,529	90.75%	$19,846	90.65%	$4,683	23.60%
Investment securities:
Taxable	1,745	6.46	1,287	5.88	458	35.59
Tax-exempt	75	0.28	118	0.54	(43)	(36.44)
Dividend and other interest income	680	2.51	642	2.93	38	5.92
Total interest and dividend income	$27,029	100.00%	$21,893	100.00%	$5,136	23.46%

	Six Months Ended
	June 30, 2024		June 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$48,389	90.86%	$37,851	90.65%	$10,538	27.84%
Investment securities:
Taxable	3,339	6.27	2,505	6.00	834	33.29
Tax-exempt	172	0.32	296	0.71	(124)	(41.89)
Dividend and other interest income	1,359	2.55	1,105	2.64	254	22.99
Total interest and dividend income	$53,259	100.00%	$41,757	100.00%	$11,502	27.55%

Interest Expense

Interest expense for the three and six months ended June 30, 2024 increased $4,007,000 and $10,925,000, respectively, compared to the same periods of 2023. Interest-bearing deposit interest expense increased significantly due a time deposit gathering campaign that generated funding for the increase in the loan portfolio. In addition, competition for deposits along with the impact of the rising rate environment contributed to the increase in deposit interest expense. Brokered deposits have also been utilized as a funding source to supplement in market deposit gathering efforts and to reduce the utilization of short-term borrowings. Long-term borrowing interest expense increased as borrowings were utilized to fund a portion of the growth in the loan portfolio.

Interest expense composition for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended
	June 30, 2024		June 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$8,877	70.94%	$4,851	57.02%	$4,026	82.99%
Short-term borrowings	1,087	8.69	2,232	26.24	(1,145)	(51.30)
Long-term borrowings	2,550	20.37	1,424	16.74	1,126	79.07
Total interest expense	$12,514	100.00%	$8,507	100.00%	$4,007	47.10%

	Six Months Ended
	June 30, 2024		June 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$16,840	67.37%	$8,223	58.43%	$8,617	104.79%
Short-term borrowings	3,092	12.37	3,672	26.09	(580)	(15.80)
Long-term borrowings	5,066	20.26	2,178	15.48	2,888	132.60
Total interest expense	$24,998	100.00%	$14,073	100.00%	$10,925	77.63%

Net Interest Margin

The net interest margin for the three and six months ended June 30, 2024 was 2.83% and 2.75% respectively, compared to 2.77% and 2.92% for the corresponding periods of 2023. The increase in the net interest margin for the three month period was driven by an increase in the rate paid on interest-earning assets of 74 basis points ("bps"), while the decrease in the net interest margin for the six month period was driven by a 120 bps increase in the rate paid on interest-bearing liabilities. The federal open market committee (FOMC) rate increases enacted over the past several years contributed to the increase in rate paid on interest-bearing liabilities as the rate paid on interest-bearing liabilities increased 86 bps and 120 bps for the three and six month periods ended June 30, 2024 compared to the same periods of 2023. Short-term borrowings decreased in volume, which offset the impact of an increase in rate paid, resulting in a decrease of $1,145,000 and $580,000, respectively, in expense for the three and six month periods ended June 30, 2024 compared to the same periods of 2023. The rate paid on interest-bearing deposits increased 115 bps and 137 bps, respectively, or $4,026,000 and $8,617,000 in expense for the three and six month periods ended June 30, 2024 compared to the corresponding periods of 2023 due to the FOMC rate actions, an increase in competition for deposits, and a migration of deposit balances from core deposits to higher rate time deposits. The rates paid on time deposits significantly contributed to the increase in funding costs as rates paid for the three and six month periods ended June 30, 2024 compared to the same periods of 2023 increased 119 bps and 150 bps, respectively, or $2,818,000 and $6,037,000 in expense, as deposit gathering campaigns continued to focus on time deposits with a maturity of five months. In addition, brokered deposits have been utilized to assist with funding the loan portfolio growth and contributed to the increase in time deposit funding costs. More than offsetting the increase in funding cost was an increase in the yield on interest-earning assets and growth in the average balance of the earning assets portfolio compared to the same periods in 2023. The average loan portfolio balance increased $120,814,000 and $152,958,000, respectively, for the three and six month periods ended June 30, 2024 compared to the same periods of 2023 as the average yield on the portfolio increased 73 bps and 76 bps resulting in an increase in taxable equivalent interest income of $4,690,000 and $10,548,000for the periods. The three and six month periods ended June 30, 2024 were impacted by an increase of 78 bps and 79 bps in the yield earned on the securities portfolio as legacy securities matured with the funds reinvested at higher rates, which resulted in an increase of taxable equivalent interest income of $434,000 and $897,000, respectively.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2024 and 2023:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$68,826	$493	2.88%	$66,613	$461	2.78%
All other loans	1,790,712	24,140	5.42%	1,672,111	19,482	4.67%
Total loans (2)	1,859,538	24,633	5.33%	1,738,724	19,943	4.60%

Taxable securities	203,687	2,296	4.58%	190,862	1,807	3.84%
Tax-exempt securities (3)	12,896	95	3.00%	23,310	150	2.61%
Total securities	216,583	2,391	4.49%	214,172	1,957	3.71%

Interest-bearing balances in other financial institutions	10,783	129	4.81%	9,961	122	4.91%

Total interest-earning assets	2,086,904	27,153	5.24%	1,962,857	22,022	4.50%

Other assets	129,783			133,239

Total assets	$2,216,687			$2,096,096

Liabilities and shareholders’ equity:
Savings	$218,430	261	0.48%	$232,889	155	0.27%
Super Now deposits	218,200	1,086	2.00%	271,438	913	1.35%
Money market deposits	310,323	2,594	3.36%	293,682	1,665	2.27%
Time deposits	448,571	4,936	4.43%	261,947	2,118	3.24%
Total interest-bearing deposits	1,195,524	8,877	2.99%	1,059,956	4,851	1.84%

Short-term borrowings	79,190	1,087	5.52%	169,723	2,232	5.27%
Long-term borrowings	260,312	2,550	3.94%	182,719	1,424	3.13%
Total borrowings	339,502	3,637	4.31%	352,442	3,656	4.16%

Total interest-bearing liabilities	1,535,026	12,514	3.28%	1,412,398	8,507	2.42%

Demand deposits	459,876			484,607
Other liabilities	27,880			24,059
Shareholders’ equity	193,905			175,032

Total liabilities and shareholders’ equity	$2,216,687			$2,096,096
Interest rate spread (3)			1.96%			2.08%
Net interest income/margin (3)		$14,639	2.83%		$13,515	2.77%
1.    Information on this table has been calculated using average daily balance sheets to obtain average balances.
2.    Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.
3.    Income and rates on fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard tax rate of 21% and are reconciled to the equivalent GAAP measure below the tables.

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$69,026	$956	2.78%	$65,669	$909	2.79%
All other loans	1,786,399	47,634	5.36%	1,636,798	37,133	4.57%
Total loans (2)	1,855,425	48,590	5.27%	1,702,467	38,042	4.51%

Taxable securities	201,981	4,440	4.42%	186,168	3,386	3.67%
Tax-exempt securities (3)	14,712	218	2.98%	28,409	375	2.66%
Total securities	216,693	4,658	4.32%	214,577	3,761	3.53%

Interest-bearing balances in other financial institutions	10,491	258	4.95%	9,985	224	4.52%

Total interest-earning assets	2,082,609	53,506	5.17%	1,927,029	42,027	4.20%

Other assets	130,370			132,561

Total assets	$2,212,979			$2,059,590

Liabilities and shareholders’ equity:
Savings	$218,576	529	0.49%	$238,067	275	0.23%
Super Now deposits	217,035	2,170	2.01%	318,669	1,852	1.17%
Money market deposits	301,515	4,953	3.30%	291,719	2,945	2.04%
Time deposits	427,870	9,188	4.32%	225,414	3,151	2.82%
Total interest-bearing deposits	1,164,996	16,840	2.91%	1,073,869	8,223	1.54%

Short-term borrowings	111,770	3,092	5.60%	145,871	3,672	5.09%
Long-term borrowings	260,004	5,066	3.92%	151,169	2,178	2.91%
Total borrowings	371,774	8,158	4.42%	297,040	5,850	3.98%

Total interest-bearing liabilities	1,536,770	24,998	3.27%	1,370,909	14,073	2.07%

Demand deposits	455,877			491,356
Other liabilities	30,178			27,050
Shareholders’ equity	190,154			170,275

Total liabilities and shareholders’ equity	$2,212,979			$2,059,590
Interest rate spread (3)			1.90%			2.13%
Net interest income/margin (3)		$28,508	2.75%		$27,954	2.92%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Total interest income	$27,029	$21,893	$53,259	$41,757
Total interest expense	12,514	8,507	24,998	14,073
Net interest income (GAAP)	14,515	13,386	28,261	27,684
Tax equivalent adjustment	124	129	247	270
Net interest income (fully taxable equivalent) (NON-GAAP)	$14,639	$13,515	$28,508	$27,954

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six months ended June 30,
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$15	$17	$32	$50	$(3)	$47
All other loans	1,427	3,231	4,658	3,632	6,869	10,501
Taxable investment securities	126	363	489	310	744	1,054
Tax-exempt investment securities	(75)	20	(55)	(198)	41	(157)
Interest bearing deposits	9	(2)	7	11	23	34
Total interest-earning assets	1,502	3,629	5,131	3,805	7,674	11,479

Interest expense:
Savings deposits	(10)	116	106	(24)	278	254
Super Now deposits	(206)	379	173	(719)	1,037	318
Money market deposits	98	831	929	103	1,905	2,008
Time deposits	1,860	958	2,818	3,791	2,246	6,037
Short-term borrowings	(1,246)	101	(1,145)	(923)	343	(580)
Long-term borrowings	700	426	1,126	1,949	939	2,888
Total interest-bearing liabilities	1,196	2,811	4,007	4,177	6,748	10,925
Change in net interest income	$306	$818	$1,124	$(372)	$926	$554

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

Although management believes it uses the best information available to make such determinations and that the allowance for credit losses is adequate at June 30, 2024, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for credit losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for credit losses decreased from $11,446,000 at December 31, 2023 to $11,234,000 at June 30, 2024. The slight decrease in allowance was due primarily to a decrease in historical loss rates, coupled with net recoveries of $16,000 for the six months ended June 30, 2024 which more than offset the impact of a loan relationship that was moved to nonaccrual status and is being measured individually for impairment. At June 30, 2024 and December 31, 2023, the allowance for credit losses to total loans was 0.60% and 0.62%, respectively.

The three and six months ended June 30, 2024 had a negative provision for credit losses of $1,177,000 and $1,039,000 compared to negative provisions of $1,180,000 and $1,109,000 for the corresponding 2023 periods. The recognition of negative provisions for credit losses for all periods is due primarily to recoveries during the second quarter of 2024 and 2023 on a commercial loan, which impacted the historical loan rates that drive the model calculation. In addition, a minimal level of loan charge-offs contributed to the recognition of the negative provisions for credit losses.

Nonperforming loans increased to $6,784,000 at June 30, 2024 from $3,148,000 at December 31, 2023. The majority of nonperforming loans involve loans that are either in a secured position and have sureties with a strong underlying financial position or have been individually evaluated for impairment and have a specific allocation recorded within the allowance for credit losses. The ratio of nonperforming loans to total loans ratio increased to 0.36% at June 30, 2024 from 0.17% at December 31, 2023 and 0.24% at June 30, 2023. Net loan recoveries of $16,000 for the six months ended June 30, 2024 impacted the allowance for credit losses, which was 0.60% of total loans at June 30, 2024 compared to 0.66% at June 30, 2023.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
June 30, 2024	$2,257	$4,527	$6,784
March 31, 2024	3,449	4,509	7,958
December 31, 2023	2,150	998	3,148
September 30, 2023	1,678	2,005	3,683
June 30, 2023	1,120	3,156	4,276

Additional allowance for credit losses and net (charge-offs) recoveries information is presented by loan portfolio segment in the tables below.

	June 30, 2024
	Amount of Allowance for Credit Losses Allocated	Total loans	Allowance for Credit Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$1,434	$214,920	0.67%	$445	$217,029	0.41%
Real estate mortgage:
Residential	828	814,003	0.10%	24	806,579	0.01%
Commercial	5,403	537,242	1.01%	—	535,348	—%
Construction	11	43,459	0.03%	—	39,894	—%
Consumer automobiles	2,933	245,661	1.19%	(343)	246,487	(0.28)%
Other consumer installment loans	625	10,065	6.21%	(110)	10,088	(2.18)%
	$11,234	$1,865,350	0.60%	$16	$1,855,425	—%

Total non-accrual loans outstanding	$4,527
Non-accrual loans to total loans outstanding	0.24%
Allowance for credit losses to non-accrual loans	248.16%

	December 31, 2023
	Amount of Allowance for Loan Losses Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$3,379	$213,466	1.58%	$1,497	$204,817	0.73%
Real estate mortgage:
Residential	1,200	798,501	0.15%	(53)	751,379	(0.01)%
Commercial	3,352	531,601	0.63%	(36)	516,248	(0.01)%
Construction	145	40,389	0.36%	—	48,786	—%
Consumer automobiles	2,668	244,398	1.09%	(587)	227,017	(0.26)%
Other consumer installment loans	702	10,361	6.78%	(296)	10,358	(2.86)%
	$11,446	$1,838,716	0.62%	$525	$1,758,605	0.03%

Total non-accrual loans outstanding	$998
Non-accrual loans to total loans outstanding	0.05%
Allowance for loan losses to non-accrual loans	1146.89%

Non-interest Income

Total non-interest income for the three and six months ended June 30, 2024 compared to the same periods in 2023 increased $3,000 and $208,000. Excluding net securities losses, non-interest income for the three and six months ended June 30, 2024 decreased $17,000 and increased $181,000 compared to the same periods in 2023. Gain on sale of loans and loan broker commissions increased for the six month period as the volume of loan sales has increased due to an uptick in mortgage activity, while the three month period mortgage activity was similar in each of 2024 and 2023. The changes in bank-owned life insurance revenue for the three and six month periods was primarily due to difference in gain on death benefits. Other income increased for the six month period due to the recognition of a gain on extinguishment of debt.

Non-interest income composition for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended
	June 30, 2024		June 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$499	24.64%	$516	25.52%	$(17)	(3.29)%
Net debt securities losses, available for sale	(12)	(0.59)	(19)	(0.94)	7	36.84
Net equity securities losses	(7)	(0.34)	(20)	(0.99)	13	65.00
Bank-owned life insurance	187	9.23	166	8.21	21	12.65
Gain on sale of loans	300	14.82	244	12.07	56	22.95
Insurance commissions	127	6.27	115	5.69	12	10.43
Brokerage commissions	171	8.44	141	6.97	30	21.28
Loan broker commissions	268	13.24	317	15.68	(49)	(15.46)
Debit card income	368	18.17	340	16.82	28	8.24
Other	124	6.12	222	10.97	(98)	(44.14)
Total non-interest income	$2,025	100.00%	$2,022	100.00%	$3	0.15%

	Six Months Ended
	June 30, 2024		June 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,014	22.60%	$1,012	23.65%	$2	0.20%
Net debt securities losses, available for sale	(35)	(0.78)	(80)	(1.87)	45	56.25
Net equity securities (losses) gains	(17)	(0.38)	1	0.02	(18)	1,800.00
Bank-owned life insurance	650	14.49	722	16.87	(72)	(9.97)
Gain on sale of loans	605	13.48	475	11.10	130	27.37
Insurance commissions	280	6.24	280	6.54	—	—
Brokerage commissions	357	7.96	306	7.15	51	16.67
Loan broker commissions	490	10.92	487	11.38	3	0.62
Debit card income	697	15.53	675	15.77	22	3.26
Other	446	9.94	401	9.39	45	11.22
Total non-interest income	$4,487	100.00%	$4,279	100.00%	$208	4.86%
Non-interest Expense

Total non-interest expense decreased $433,000 and increased $292,000 for the three and six months ended June 30, 2024 compared to the same periods of 2023. The increase in salaries and employee benefits is attributable to routine annual wage increases and an increase in health insurance costs. Furniture and equipment expenses in addition to occupancy expenses have been impacted by expected changes in maintenance, utilities, and depreciation with the three month period decreasing due to the disposal of a former branch location and a relocation of a second location. Software amortization increased due to increased software licensing costs and investment in additional automated systems. Marketing costs decreased as print advertising has been limited while emphasis has been placed on social media marketing efforts. Pennsylvania shares tax increased as the taxable base increased. Professional fees decreased primarily due to a decrease in legal fees. FDIC insurance expense fluctuated due to changes in the assessment rate and base. The six months ended June 20, 2024 had a loss on sale of premise and equipment related to the exit of two branch location leases.

Non-interest expense composition for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended
	June 30, 2024		June 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$6,400	58.20%	$6,312	55.23%	$88	1.39%
Occupancy	758	6.89	772	6.75	(14)	(1.81)
Furniture and equipment	766	6.97	790	6.91	(24)	(3.04)
Software amortization	222	2.02	173	1.51	49	28.32
Pennsylvania shares tax	351	3.19	279	2.44	72	25.81
Professional fees	572	5.20	906	7.93	(334)	(36.87)
Federal Deposit Insurance Corporation deposit insurance	421	3.83	452	3.95	(31)	(6.86)
Marketing	78	0.71	272	2.38	(194)	(71.32)
Intangible amortization	25	0.23	32	0.28	(7)	(21.88)
Loss on sale of premise and equipment	—	—	—	—	—	n/a
Other	1,403	12.76	1,441	12.62	(38)	(2.64)
Total non-interest expense	$10,996	100.00%	$11,429	100.00%	$(433)	(3.79)%

	Six Months Ended
	June 30, 2024		June 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$12,822	56.69%	$12,488	55.93%	$334	2.67%
Occupancy	1,663	7.35	1,638	7.34	25	1.53
Furniture and equipment	1,705	7.54	1,636	7.33	69	4.22
Software amortization	412	1.82	356	1.59	56	15.73
Pennsylvania shares tax	671	2.97	527	2.36	144	27.32
Professional fees	1,124	4.97	1,594	7.14	(470)	(29.49)
Federal Deposit Insurance Corporation deposit insurance	780	3.45	697	3.12	83	11.91
Marketing	149	0.66	427	1.91	(278)	(65.11)
Intangible amortization	51	0.22	67	0.30	(16)	(23.88)
Loss on sale of premise and equipment	330	1.46	—	—	330	n/a
Other	2,912	12.87	2,897	12.98	15	0.52
Total non-interest expense	$22,619	100.00%	$22,327	100.00%	$292	1.31%

Provision for Income Taxes

Income taxes increased $343,000 and $54,000 for the three and six months ended June 30, 2024 compared to the same periods of 2023. The effective tax rate for the three and six months ended June 30, 2024 was 19.80% and 17.64% compared to 19.15% and 17.83% for the same periods of 2023. The Company currently is in a deferred tax asset position. A valuation allowance was established on the $1,810,000 of capital loss carryforwards as of December 31, 2022, which remained unchanged during the second quarter of 2024.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $2,366,000 from $37,462,000 at December 31, 2023 to $35,096,000 at June 30, 2024, primarily as a result of the following activity during the six months ended June 30, 2024.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds, less $605,000 in realized gains, being less than loan originations by $451,000 for the six months ended June 30, 2024.

Loans

Gross loans increased $26,524,000 since December 31, 2023 due primarily to an increase in both residential and commercial real estate mortgage categories.

The allocation of the loan portfolio, by category, as of June 30, 2024 and December 31, 2023 is presented below:

	June 30, 2024		December 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$214,920	11.52%	$213,466	11.60%	$1,454	0.68%
Real estate mortgage:
Residential	814,003	43.62	798,501	43.40	15,502	1.94%
Commercial	537,242	28.79	531,601	28.90	5,641	1.06%
Construction	43,459	2.33	40,389	2.20	3,070	7.60%
Consumer automobile loans	245,661	13.16	244,398	13.28	1,263	0.52%
Other consumer installment loans	10,065	0.54	10,361	0.56	(296)	(2.86)%
Net deferred loan fees and discounts	938	0.04	1,048	0.06	(110)	(10.50)%
Gross loans	$1,866,288	100.00%	$1,839,764	100.00%	$26,524	1.44%

Investments

The fair value of the investment debt securities portfolio at June 30, 2024 increased $8,773,000 since December 31, 2023, while the amortized cost of the portfolio increased $8,687,000.  The decrease in the investment portfolio amortized value occurred within the state and political segment of the portfolio as principal cash flow was reinvested into mortgage-backed securities. The mortgage-backed segment increased as bonds were purchased to provide future cash flow. The other debt segment balances were stable as the majority of the cash flow from this segment was reinvested into bank subordinated debt. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 77.01% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,300,000 for June 30, 2024 and December 31, 2023 while the fair value decreased $17,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at June 30, 2024 follows:

		A- to AAA		B- to BBB+		C- to CCC+		Not Rated		Total
(In Thousands)		Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
U.S. Government and agency securities		$4,000	$3,940	$—	$—	$—	$—	$—	$—	$4,000	$3,940
Mortgage-backed securities	62	34,629	34,397	—	—	—	—	43	43	34,672	34,440
State and political securities		107,304	102,048	—	—	—	—	3,321	3,286	110,625	105,334
Other debt securities		14,038	12,937	8,919	8,560	—	—	35,474	34,507	58,431	56,004
Total debt securities AFS		$159,971	$153,322	$8,919	$8,560	$—	$—	$38,838	$37,836	$207,728	$199,718

Financing Activities

Deposits

Total deposits increased $58,600,000 from December 31, 2023 to June 30, 2024. Time deposits increased $50,120,000 over this period to a total of $310,187,000 as deposit gathering efforts focused on time deposits as customers sought a higher return on their deposit balances. Brokered deposits increased by $3,728,000 as usage provided an alternative to FHLB borrowings and supplemented funding for loan portfolio growth. Core deposits (deposits less time deposits) increased slightly as growth in money market deposits offset the flow of deposit balances from noninterest-bearing and lower rate products into higher rate time deposit accounts. Money market deposits increased primarily as customers moved deposit balances into this deposit product from noninterest-bearing and lower rate products in addition to increased balances from commercial customers. Emphasis has been on increasing the utilization of electronic (internet and mobile) deposit banking among our customers. Utilization of internet and mobile banking products has increased due to these efforts coupled with a change in consumer behavior over the past several years.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2024		December 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$461,092	27.98%	$471,173	29.64%	$(10,081)	(2.14)%
NOW accounts	209,906	12.74	219,287	13.80	(9,381)	(4.28)
Money market deposits	320,101	19.42	214,888	13.52	105,213	48.96
Savings deposits	218,354	13.25	299,353	18.83	(80,999)	(27.06)
Time deposits	310,187	18.82	260,067	16.36	50,120	19.27
Brokered deposits	128,453	7.79	124,725	7.85	3,728	2.99
Total deposits	$1,648,093	100.00%	$1,589,493	100.00%	$58,600	3.69%

As of June 30, 2024 and December 31, 2023 the Company had $441,171,000 and $436,074,000, respectively, in uninsured deposits. Included in the total uninsured deposits is a concentration of public funds which were collateralized by the Banks in the amount of $82,669,000 and $77,687,000 at June 30, 2024 and December 31, 2023, respectively. Total uninsured deposits less collateralized public funds was $358,502,000 at June 30, 2024 and $358,387,000 at December 31, 2023.

Borrowed Funds

Total borrowed funds decreased 8.78%, or $35,006,000, to $363,518,000 at June 30, 2024 compared to $398,524,000 at December 31, 2023. The increase in long term borrowings occurred as fixed rate borrowings were initiated to lock in interest rates and to provide matched funding for segments of the loan portfolio. Short term FHLB borrowings were utilized to provide short term funding for the loan portfolio growth and decreased as deposit growth lessened the need for short term borrowings. Securities sold under agreements to repurchase have decreased as customers balances have decreased.

	June 30, 2024		December 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$69,420	19.10%	$92,295	23.16%	$(22,875)	(24.78)
Short-term FHLB borrowings	35,000	9.63	50,000	12.55	(15,000)	(30.00)
Securities sold under agreement to repurchase	1,987	0.55	3,631	0.91	(1,644)	(45.28)
Total short-term borrowings	106,407	29.28	145,926	36.62	(39,519)	(27.08)
Long-term borrowings:
Long-term FHLB borrowings	250,384	68.88	245,000	61.48	5,384	2.20
Long-term finance lease	6,727	1.85	7,598	1.91	(871)	(11.46)
Total long-term borrowings	257,111	70.73	252,598	63.39	4,513	1.79
Total borrowed funds	$363,518	100.00%	$398,524	100.00%	$(35,006)	(8.78)%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	June 30, 2024	December 31, 2023
Investment debt securities pledged, fair value	$7,246	$7,976
Repurchase agreements	1,987	3,631

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

As of June 30, 2024 and December 31, 2023 the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

We expect to continue to emphasize growth in our commercial and consumer loan portfolios, and additional regulatory capital generated through retained earnings and other sources will be necessary to support any such continued growth. At June 30, 2024, each of the Banks was “well capitalized” as defined by applicable bank regulatory standards. Applicable regulatory capital requirements also require each Bank to maintain a “capital conservation buffer,” consisting solely of tier 1 common equity, of 2.5% above the regulatory minimum capital requirements for each of the tier 1 common equity (“CET1”), tier 1 (“Tier 1”), and total capital (“Total Capital”) ratios. As a result of the capital conservation buffer requirements, if a bank does not maintain CET1, Tier 1 and Total Capital ratios of at least 7%, 8.5%, and 10.5%, respectively, determined as of the end of each calendar quarter, the bank’s ability to make certain discretionary payments, including discretionary dividend payments, are subject to a maximum payout ratio limitation unless the FDIC approves the distribution or payment. At June 30, 2024, each of Banks exceeded the capital conservation buffer requirements for applicable capital ratios.

The Corporation’s and the Banks' actual capital ratios (using the definitions from the prompt corrective action rules) are presented in the following tables, which shows that the Corporation and both Banks met all regulatory capital requirements.

The Company's capital ratios as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$190,036	10.170%	$184,546	10.098%
For Capital Adequacy Purposes	84,087	4.500	82,240	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	130,802	7.000	127,929	7.000
To Be Well Capitalized	121,459	6.500	118,791	6.500
Total Capital (to Risk-weighted Assets)
Actual	$201,824	10.801%	$197,334	10.798%
For Capital Adequacy Purposes	149,485	8.000	146,200	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	196,200	10.500	191,888	10.500
To Be Well Capitalized	186,857	10.000	182,751	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$190,036	10.170%	$184,546	10.098%
For Capital Adequacy Purposes	112,116	6.000	109,653	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	158,830	8.500	155,342	8.500
To Be Well Capitalized	149,488	8.000	146,204	8.000
Tier I Capital (to Average Assets)
Actual	$190,036	8.688%	$184,546	8.597%
For Capital Adequacy Purposes	87,494	4.000	85,865	4.000
To Be Well Capitalized	109,367	5.000	107,332	5.000

Jersey Shore State Bank's capital ratios as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$134,253	9.919%	$131,356	9.890%
For Capital Adequacy Purposes	60,907	4.500	59,768	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	94,745	7.000	92,972	7.000
To Be Well Capitalized	87,977	6.500	86,331	6.500
Total Capital (to Risk-weighted Assets)
Actual	$143,787	10.624%	$142,134	10.701%
For Capital Adequacy Purposes	108,273	8.000	106,258	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	142,109	10.500	139,464	10.500
To Be Well Capitalized	135,342	10.000	132,823	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$134,253	9.919%	$131,356	9.890%
For Capital Adequacy Purposes	81,210	6.000	79,690	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	115,047	8.500	112,894	8.500
To Be Well Capitalized	108,279	8.000	106,254	8.000
Tier I Capital (to Average Assets)
Actual	$134,253	8.460%	$131,356	8.344%
For Capital Adequacy Purposes	63,477	4.000	62,970	4.000
To Be Well Capitalized	79,346	5.000	78,713	5.000

Luzerne Bank's capital ratios as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$54,304	10.395%	$51,974	10.288%
For Capital Adequacy Purposes	23,508	4.500	22,734	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	36,568	7.000	35,363	7.000
To Be Well Capitalized	33,956	6.500	32,837	6.500
Total Capital (to Risk-weighted Assets)
Actual	$56,558	10.827%	$53,984	10.686%
For Capital Adequacy Purposes	41,790	8.000	40,415	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	54,850	10.500	53,044	10.500
To Be Well Capitalized	52,238	10.000	50,518	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$54,304	10.395%	$51,974	10.288%
For Capital Adequacy Purposes	31,344	6.000	30,311	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	44,404	8.500	42,941	8.500
To Be Well Capitalized	41,792	8.000	40,415	8.000
Tier I Capital (to Average Assets)
Actual	$54,304	8.054%	$51,974	8.316%
For Capital Adequacy Purposes	26,970	4.000	25,000	4.000
To Be Well Capitalized	33,712	5.000	31,249	5.000

During the six months ended June 30, 2024, the Company had an active registered at-the-market offering pursuant to the terms of an equity distribution agreement, dated September 13, 2023 (the “Distribution Agreement”), between D.A. Davidson & Co. (the “Distribution Agent”) and the Company. Under the terms of the Distribution Agreement, the Company will pay the Distribution Agent a fee in the amount of 2.75% of the gross proceeds from the sale of such shares. The Company did not sell any shares under the Distribution Agreement during the six months ended June 30, 2024.

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

The following liquidity measures are monitored for compliance and were within the limits cited, with the exception of net loans to total deposits that was 113%, at June 30, 2024:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $838,743,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $90,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $354,804,000 as of June 30, 2024.

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

The Company currently maintains a gap position of being asset sensitive.  The Company has strategically taken this position as it has previously decreased the duration of the earning asset portfolio by adding quality short and intermediate term loans such as home equity loans.  The Company has added certain longer-term earning assets due to the significant increase in interest rates. Lengthening of the liability portfolio, primarily time deposits, previously was undertaken to build protection during the current rate environment and has now shifted to a time deposit gathering campaign with an emphasis on five month maturities.

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

The following is a rate shock forecast for the twelve month period ending June 30, 2025 assuming a static balance sheet as of June 30, 2024.

		Parallel Rate Shock in Basis Points
(In Thousands)	-300	-200	-100	Static	+100	+200	+300	+400
Net interest income	$63,600	$65,442	$67,153	$68,733	$70,268	$71,609	$72,802	$73,322
Change from static	(5,133)	(3,291)	(1,580)	—	1,535	2,876	4,069	4,589
Percent change from static	-7.47%	-4.79%	-2.30%	—	2.23%	4.18%	5.92%	6.68%

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

Inflation

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary. The consolidated financial statements and related financial data are presented following GAAP. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, except for securities available for sale, individually evaluated loans, and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We expect to continue to emphasize growth in our commercial and consumer loan portfolios, and additional regulatory capital generated through retained earnings and other sources will be necessary to support any such continued growth. At June 30, 2024, each of Jersey Shore State Bank and Luzerne Bank were “well capitalized” as defined by applicable bank regulatory standards. Applicable regulatory capital requirements also require each Bank to maintain a “capital conservation buffer,” consisting solely of tier 1 common equity, of 2.5% above the regulatory minimum capital requirements for each of the tier 1 common equity (“CET1”), tier 1 (“Tier 1”), and total capital (“Total Capital”) ratios. As a result of the capital conservation buffer requirements, if a bank does not maintain CET1, Tier 1 and Total Capital ratios of at least 7%, 8.5%, and 10.5%, respectively, determined as of the end of each calendar quarter, the bank’s ability to make certain discretionary payments, including discretionary dividend payments, are subject to a maximum payout ratio limitation unless the FDIC approves the distribution or payment. At June 30, 2024, each of the Banks exceeded the capital conservation buffer requirements for the applicable capital ratios. If, however, we are unable to generate retained earnings or raise capital in amounts necessary to avoid limitations on discretionary dividend payments by the Banks, our continued growth could be adversely affected.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended June 30, 2024.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1 - April 30, 2024)	—	$—	—	353,000
Month #2 (May 1 - May 31, 2024)	—	—	—	376,000
Month #3 (June 1 - June 30, 2024)	—	—	—	376,000

Item 3.                           Defaults Upon Senior Securities
None
Item 4.                           Mine Safety Disclosures
Not applicable.
Item 5.                           Other Information
(c) Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of SEC Regulation S-K.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2024 and December 31, 2023; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iv) the Consolidated Statement of Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2024 and 2023 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	August 14, 2024	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2024	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)