Form 10-Q
period 2024-09-30
PENNS WOODS BANCORP INC
filed 2024-11-14
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2024.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On November 1, 2024 there were 7,544,531 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share And Per Share Data)	2024	2023
ASSETS:
Noninterest-bearing balances	$28,805	$28,969
Interest-bearing balances in other financial institutions	10,889	8,493
Total cash and cash equivalents	39,694	37,462

Investment debt securities, available for sale, at fair value	197,466	190,945
Investment equity securities, at fair value	1,145	1,122
Restricted investment in bank stock	21,227	24,323
Loans held for sale	8,967	3,993
Loans	1,875,174	1,839,764
Allowance for credit losses	(11,588)	(11,446)
Loans, net	1,863,586	1,828,318
Premises and equipment, net	27,975	30,250
Accrued interest receivable	11,433	11,044
Bank-owned life insurance	45,378	33,867
Investment in limited partnerships	6,966	7,815
Goodwill	16,450	16,450
Intangibles	133	210
Operating lease right-of-use asset	2,861	2,512
Deferred tax asset	3,034	4,655
Other assets	12,935	11,843
TOTAL ASSETS	$2,259,250	$2,204,809

LIABILITIES:
Interest-bearing deposits	$1,247,399	$1,118,320
Noninterest-bearing deposits	452,922	471,173
Total deposits	1,700,321	1,589,493

Short-term borrowings	78,305	145,926
Long-term borrowings	252,508	252,598
Accrued interest payable	5,509	3,814
Operating lease liability	2,936	2,570
Other liabilities	15,977	18,852
TOTAL LIABILITIES	2,055,556	2,013,253

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 8,064,713 and 8,019,219 shares issued; 7,554,488 and 7,508,994 outstanding	44,802	44,550
Additional paid-in capital	62,989	61,733
Retained earnings	114,008	107,238
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(2,571)	(6,396)
Defined benefit plan	(2,719)	(2,754)
Treasury stock at cost, 510,225 shares	(12,815)	(12,815)
TOTAL SHAREHOLDERS' EQUITY	203,694	191,556
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,259,250	$2,204,809

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share And Per Share Data)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$25,632	$21,720	$74,021	$59,571
Investment securities:
Taxable	1,874	1,365	5,213	3,870
Tax-exempt	61	114	233	410
Dividend and other interest income	621	722	1,980	1,827
TOTAL INTEREST AND DIVIDEND INCOME	28,188	23,921	81,447	65,678
INTEREST EXPENSE:
Deposits	9,599	6,463	26,439	14,686
Short-term borrowings	932	2,412	4,024	6,084
Long-term borrowings	2,601	1,714	7,667	3,892
TOTAL INTEREST EXPENSE	13,132	10,589	38,130	24,662
NET INTEREST INCOME	15,056	13,332	43,317	41,016
PROVISION (RECOVERY) FOR CREDIT LOSSES	740	1,372	(299)	263
NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR CREDIT LOSSES	14,316	11,960	43,616	40,753
NON-INTEREST INCOME:
Service charges	537	545	1,551	1,557
Net debt securities losses, available for sale	(5)	(45)	(40)	(125)
Net equity securities gains (losses)	41	(36)	24	(35)
Bank-owned life insurance	206	170	856	892
Gain on sale of loans	416	257	1,021	732
Insurance commissions	145	136	425	416
Brokerage commissions	164	142	521	448
Loan broker commissions	351	241	841	728
Debit card income	355	320	1,052	995
Other	211	145	657	546
TOTAL NON-INTEREST INCOME	2,421	1,875	6,908	6,154
NON-INTEREST EXPENSE:
Salaries and employee benefits	6,402	6,290	19,224	18,778
Occupancy	731	784	2,394	2,422
Furniture and equipment	731	867	2,436	2,503
Software amortization	245	237	657	593
Pennsylvania shares tax	351	280	1,022	807
Professional fees	530	719	1,654	2,313
Federal Deposit Insurance Corporation deposit insurance	399	425	1,179	1,122
Marketing	60	167	209	594
Intangible amortization	26	25	77	92
Loss on sale of premise and equipment	—	—	330	—
Other	1,409	1,378	4,322	4,275
TOTAL NON-INTEREST EXPENSE	10,884	11,172	33,504	33,499
INCOME BEFORE INCOME TAX PROVISION	5,853	2,663	17,020	13,408
INCOME TAX PROVISION	1,052	439	3,022	2,355
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS'	$4,801	$2,224	$13,998	$11,053
EARNINGS PER SHARE - BASIC	$0.64	$0.31	$1.86	$1.56
EARNINGS PER SHARE - DILUTED	$0.64	$0.31	$1.86	$1.53
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,544,344	7,072,440	7,528,758	7,064,336
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,544,344	7,228,940	7,528,758	7,220,836
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Net Income	$4,801	$2,224	$13,998	$11,053
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities	4,751	(1,480)	4,802	(1,476)
Tax effect	(998)	311	(1,009)	310
Net realized loss on available for sale securities included in net income	5	45	40	125
Tax effect	(1)	(9)	(8)	(26)
Amortization of unrecognized pension loss	15	37	46	111
Tax effect	(4)	(8)	(11)	(23)
Total other comprehensive income (loss)	3,768	(1,104)	3,860	(979)
Comprehensive income	$8,569	$1,120	$17,858	$10,074

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, June 30, 2024	8,051,699	$44,730	$62,608	$111,622	$(9,058)	$(12,815)	$197,087
Net income				4,801			4,801
Other comprehensive income					3,768		3,768
Stock-based compensation			158				158
Dividends declared ($0.32 per share)				(2,415)			(2,415)
Common shares issued for employee stock purchase plan	1,425	9	23				32
Common shares issued for director compensation plan	2,515	13	45				58
Dividend reinvestment plan	9,074	50	155				205
Balance, September 30, 2024	8,064,713	$44,802	$62,989	$114,008	$(5,290)	$(12,815)	$203,694

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, June 30, 2023	7,573,713	$42,077	$54,869	$104,104	$(13,833)	$(12,815)	$174,402
Net income				2,224			2,224
Other comprehensive loss					(1,104)		(1,104)
Stock-based compensation			229				229
Dividends declared ($0.32 per share)				(2,261)			(2,261)
Common shares issued for employee stock purchase plan	1,436	8	26				34
Common shares issued for director compensation plan	2,341	13	50				63
Registered at-the-market shares issuance, net proceeds	34,411	191	562				753
Dividend reinvestment plan	8,349	46	154				200
Balance, September 30, 2023	7,620,250	$42,335	$55,890	$104,067	$(14,937)	$(12,815)	$174,540

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
Nine months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2023	8,019,219	$44,550	$61,733	$107,238	$(9,150)	$(12,815)	$191,556
Net income				13,998			13,998
Other comprehensive income					3,860		3,860
Stock-based compensation			585				585
Dividends declared ($0.96 per share)				(7,228)			(7,228)
Common shares issued for employee stock purchase plan	5,472	31	77				108
Director Compensation Plan	8,972	49	134				183
Dividend reinvestment plan	31,050	172	460				632
Balance, September 30, 2024	8,064,713	$44,802	$62,989	$114,008	$(5,290)	$(12,815)	$203,694

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2022	7,566,810	$42,039	$54,252	$98,147	$(13,958)	$(12,815)	$167,665
Cumulative effect of adoption of ASU 2016-13				1,647			1,647
Net income				11,053			11,053
Other comprehensive loss					(979)		(979)
Stock-based compensation			715				715
Dividends declared ($0.96 per share)				(6,780)			(6,780)
Common shares issued for employee stock purchase plan	3,120	17	56				73
Common shares issued for director compensation plan	7,560	42	151				193
Registered at-the-market shares issuance, net proceeds	34,411	191	562				753
Dividend reinvestment plan	8,349	46	154				200
Balance, September 30, 2023	7,620,250	$42,335	$55,890	$104,067	$(14,937)	$(12,815)	$174,540

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2024	2023
OPERATING ACTIVITIES:
Net Income	$13,998	$11,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,960	2,469
Loss on disposal of premises and equipment	339	—
Amortization of intangible assets	77	92
(Recovery) provision of credit losses	(299)	263
Stock based compensation	585	715
Accretion and amortization of investment security discounts and premiums	(72)	361
Net debt securities losses, available for sale	40	125
Originations of loans held for sale	(44,740)	(27,183)
Proceeds of loans held for sale	40,787	27,130
Gain on sale of loans	(1,021)	(732)
Net equity securities (gains) losses	(24)	35
Earnings on bank-owned life insurance	(856)	(892)
Decrease in deferred tax asset	604	191
Gain on lease abandonment	(127)	—
Other, net	(4,007)	570
Net cash provided by operating activities	8,244	14,197
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	9,775	24,701
Proceeds from calls and maturities of available for sale securities	29,502	18,824
Proceeds from sales of equity securities	—	35
Purchases of available for sale securities	(40,924)	(36,356)
Net increase in loans	(34,515)	(181,784)
Acquisition of premises and equipment	(952)	(396)
Proceeds from the sale of premises and equipment	741	—
Proceeds from the sale of foreclosed assets	323	—
Purchase of bank-owned life insurance	(12,147)	(7)
Proceeds from bank-owned life insurance death benefit	1,492	1,656
Proceeds from redemption of regulatory stock	30,545	32,292
Purchases of regulatory stock	(27,449)	(38,410)
Net cash used for investing activities	(43,609)	(179,445)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	129,079	58,363
Net decrease in noninterest-bearing deposits	(18,251)	(47,556)
Proceeds from long-term borrowings	35,826	140,000
Repayment of long-term borrowings	(35,000)	(25,000)
Net (decrease) increase in short-term borrowings	(67,621)	40,397
Finance lease principal payments	(131)	(138)
Dividends paid	(7,228)	(6,780)
Issuance of common stock	923	1,219
Net cash provided by financing activities	37,597	160,505
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,232	(4,743)
CASH AND CASH EQUIVALENTS, BEGINNING	37,462	40,333
CASH AND CASH EQUIVALENTS, ENDING	$39,694	$35,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$36,435	$22,549
Income taxes paid	2,133	2,950
Non-cash investing and financing activities:
Finance right of use asset abandonment	658	—
Finance lease abandonment	785	—
Transfer of loans to foreclosed real estate	—	770
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

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax and parenthesis indicating debits, as of September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(In Thousands)	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(6,328)	$(2,730)	$(9,058)	$(9,753)	$(4,080)	$(13,833)
Other comprehensive income (loss) before reclassifications	3,753	—	3,753	(1,169)	—	(1,169)
Amounts reclassified from accumulated other comprehensive loss	4	11	15	36	29	65
Net current-period other comprehensive income (loss)	3,757	11	3,768	(1,133)	29	(1,104)
Ending balance	$(2,571)	$(2,719)	$(5,290)	$(10,886)	$(4,051)	$(14,937)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(In Thousands)	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(6,396)	$(2,754)	$(9,150)	$(9,819)	$(4,139)	$(13,958)
Other comprehensive income (loss) before reclassifications	3,793	—	3,793	(1,166)	—	(1,166)
Amounts reclassified from accumulated other comprehensive loss	32	35	67	99	88	187
Net current-period other comprehensive income (loss)	3,825	35	3,860	(1,067)	88	(979)
Ending balance	$(2,571)	$(2,719)	$(5,290)	$(10,886)	$(4,051)	$(14,937)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of September 30, 2024 and 2023 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net unrealized loss on available for sale securities	$(5)	$(45)	Net debt securities losses, available for sale
Income tax effect	1	9	Income tax provision
Total reclassifications for the period	$(4)	$(36)

Net unrecognized pension costs	$(15)	$(37)	Other non-interest expense
Income tax effect	4	8	Income tax provision
Total reclassifications for the period	$(11)	$(29)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Net unrealized losses on available for sale securities	$(40)	$(125)	Net debt securities losses, available for sale
Income tax effect	8	26	Income tax provision
Total reclassifications for the period	$(32)	$(99)

Net unrecognized pension costs	$(46)	$(111)	Other non-interest expense
Income tax effect	11	23	Income tax provision
Total reclassifications for the period	$(35)	$(88)

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual periods beginning after December 15, 2024. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 1,094,000 stock options, with an average exercise price of $25.13, outstanding on September 30, 2024. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $20.52 for the period being less than the strike price. There were a total of 1,000,000 stock options, with an average exercise price of $25.55, outstanding on September 30, 2023. A portion of these options were included, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $25.08 for the periods being greater than the strike price.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares issued	8,054,569	7,582,665	8,038,983	7,574,561
Weighted average treasury stock shares	(510,225)	(510,225)	(510,225)	(510,225)
Weighted average common shares outstanding - basic	7,544,344	7,072,440	7,528,758	7,064,336
Dilutive effect of outstanding stock options	—	156,500	—	156,500
Weighted average common shares outstanding - basic and diluted	7,544,344	7,228,940	7,528,758	7,220,836

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at September 30, 2024 and December 31, 2023 are as follows, no allowance for credit losses required on any category on investments for either period presented:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$2,000	$9	$(17)	$1,992
Mortgage-backed securities	37,905	625	(153)	38,377
State and political securities	108,459	488	(2,797)	106,150
Other debt securities	52,356	310	(1,719)	50,947
Total debt securities	$200,720	$1,432	$(4,686)	$197,466

Investment equity securities:
Equity securities	$1,300	$—	$(155)	$1,145

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$4,000	$3	$(60)	$3,943
Mortgage-backed securities	15,457	120	(222)	15,355
State and political securities	120,740	162	(5,287)	115,615
Other debt securities	58,844	97	(2,909)	56,032
Total debt securities	$199,041	$382	$(8,478)	$190,945

Investment equity securities:
Equity securities	$1,300	$—	$(178)	$1,122

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$—	$—	$983	$(17)	$983	$(17)
Mortgage-backed securities	7,610	(26)	901	(127)	8,511	(153)
State and political securities	5,228	(48)	78,414	(2,749)	83,642	(2,797)
Other debt securities	7,689	(142)	26,491	(1,577)	34,180	(1,719)
Total debt securities	$20,527	$(216)	$106,789	$(4,470)	$127,316	$(4,686)

	December 31, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$—	$—	$2,940	$(60)	$2,940	$(60)
Mortgage-backed securities	7,559	(78)	984	(144)	8,543	(222)
State and political securities	6,051	(128)	99,405	(5,159)	105,456	(5,287)
Other debt securities	12,976	(218)	35,449	(2,691)	48,425	(2,909)
Total debt securities	$26,586	$(424)	$138,778	$(8,054)	$165,364	$(8,478)

At September 30, 2024, there were a total of 22 securities in a continuous unrealized loss position for less than twelve months and 143 individual securities that were in a continuous unrealized loss position for twelve months or greater. No credit losses occurred for the period ended September 30, 2024.

The Company reviews its position quarterly and has determined that, at September 30, 2024, the declines outlined in the above table represent temporary non-credit declines and the Company does not intend to sell, and does not believe it will be required to sell, these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not credit-related but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$24,566	$24,290
Due after one year to five years	71,959	70,340
Due after five years to ten years	79,142	77,509
Due after ten years	25,053	25,327
Total	$200,720	$197,466

Total gross proceeds from sales of debt securities available for sale for the nine months ended September 30, 2024 was $9,775,000, compared to $24,701,000 for the corresponding 2023 period.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Available for sale (AFS):
Gross realized gains:
State and political securities	$53	$1	$53	$146
Other debt securities	49	—	49	—
Total gross realized gains	$102	$1	$102	$146

Gross realized losses:
State and political securities	$(8)	$(46)	$(43)	$(271)
Other debt securities	(99)	—	(99)	—
Total gross realized losses	$(107)	$(46)	$(142)	$(271)

Investment securities with a carrying value of approximately $115,569,000 and $107,800,000 at September 30, 2024 and December 31, 2023, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At September 30, 2024 and December 31, 2023, we had $1,145,000 and $1,122,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Net gains (losses) recognized in equity securities during the period	$41	$(37)	$24	$(36)
Less: Net losses realized on the sale of equity securities during the period	—	(1)	—	(1)
Unrealized gains (losses) recognized in equity securities held at reporting date	$41	$(36)	$24	$(35)

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

The following table presents the related aging categories of loans, by class, as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Past Due
	30 To 89	Past Due 90
(In Thousands)	Days	Days Or More	Current	Total
Commercial, financial, and agricultural	$823	$3	$215,488	$216,314
Real estate mortgage:
Residential	6,288	3,157	814,000	823,445
Commercial	2,600	1,579	536,271	540,450
Construction	—	—	41,322	41,322
Consumer automobile loans	3,208	284	239,194	242,686
Other consumer installment loans	195	28	9,945	10,168
	$13,114	$5,051	$1,856,220	1,874,385
Net deferred loan fees and discounts				789
Allowance for credit losses				(11,588)
Loans, net				$1,863,586

	December 31, 2023
	Past Due
	30 To 89	Past Due 90
(In Thousands)	Days	Days Or More	Current	Total
Commercial, financial, and agricultural	$749	$587	$212,130	$213,466
Real estate mortgage:
Residential	10,158	1,970	786,373	798,501
Commercial	1,466	273	529,862	531,601
Construction	812	—	39,577	40,389
Consumer automobile loans	2,748	307	241,343	244,398
Other consumer installment loans	620	11	9,730	10,361
	$16,553	$3,148	$1,819,015	1,838,716
Net deferred loan fees and discounts				1,048
Allowance for loan losses				(11,446)
Loans, net				$1,828,318

As of September 30, 2024, loans that were ninety days past due or greater and still accruing totaled $3,530,000, compared to a total of $2,150,000 at December 31, 2023.

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

The following table presents the components of the ACL as of September 30, 2024 and December 31, 2023:

(In Thousands)	September 30, 2024	December 31, 2023
ACL - loans	$11,588	$11,446
ACL - off balance sheet credit exposure	347	1,342
Total ACL	$11,935	$12,788

Non-Accrual Loans

	September 30, 2024			December 31, 2023
(In Thousands)	With a Related ACL	Without a Related ACL	Total	With a Related ACL	Without a Related ACL	Total
Commercial, financial, and agricultural	$—	$534	$534	$—	$504	$504
Real estate mortgage:
Residential	—	221	221	21	259	280
Commercial	2,071	1,582	3,653	—	214	214
Construction	—	—	—	—	—	—
Consumer automobile	—	2	2	—	—	—
Other consumer installment loans	—	—	—	—	—	—
	$2,071	$2,339	$4,410	$21	$977	$998

Total interest income recorded on non-accrual loans at September 30, 2024 totaled $65,000 for the three month period and $159,000 for the nine month period ended.

The following table presents outstanding loan balances of collateral-dependent loans by class as of September 30, 2024 and December 31, 2023:

September 30, 2024
(In Thousands)	Real estate	Other	Total
Real estate mortgage:
Residential	$1,438	$—	$1,438
Commercial	3,542	—	3,542
Total	$4,980	$—	$4,980

December 31, 2023
(In Thousands)	Real estate	Other	Total
Real estate mortgage:
Residential	$1,533	$—	$1,533
Commercial	88	—	88
Total	$1,621	$—	$1,621

Loan Modifications

On January 1, 2023, the Company adopted ASU 2022-02. Loan modifications to borrowers experiencing financial difficulty reported below do not include modifications with insignificant payment delays. ASU 2022-02 lists the following factors when considering if the loan modification has insignificant payment delays: (1) the amount of the restructured payments subject to the delay is insignificant relative to the unpaid principal or collateral value of the debt and will result in an insignificant shortfall in the contractual amount due, and (2) the delay in timing of the restructured payment period is insignificant relative to the frequency of payments due under the debt, the debt’s original contractual maturity or the debt’s original expected duration.

The ACL incorporates an estimate of lifetime expected credit losses and is recorded upon asset origination or acquisition. The starting point for the estimate of the ACL is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Loans considered modifications to borrowers experiencing financial difficulty amounted to $4,822,000 and $5,019,000 as of September 30, 2024 and December 31, 2023, respectively.

The amount of foreclosed residential real estate held at September 30, 2024 and December 31, 2023, totaled $1,323,000 and $700,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2024 and December 31, 2023, totaled $1,732,000 and $601,000, respectively.

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

The following table presents the credit quality categories identified above as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial, financial, and agricultural
Pass	$26,484	$26,289	$43,557	$31,884	$30,227	$27,249	$28,455	$147	$214,292
Special Mention	—	—	127	24	15	—	—	—	166
Substandard or Lower	—	—	—	—	—	666	524	666	1,856
	$26,484	$26,289	$43,684	$31,908	$30,242	$27,915	$28,979	$813	$216,314

Current period gross write offs	$—	$40	$71	$—	$—	$65	$—	$—	$176

Real estate mortgage:
Residential
Pass	$84,598	$119,262	$125,925	$80,236	$46,184	$151,729	$60,067	$152,011	$820,012
Special Mention	—	334	516	—	—	92	—	—	942
Substandard or Lower	—	—	310	268	—	1,857	—	56	2,491
	$84,598	$119,596	$126,751	$80,504	$46,184	$153,678	$60,067	$152,067	$823,445

Current period gross write offs	$—	$22	$—	$—	$—	$4	$—	$—	$26

Commercial
Pass	$31,564	$62,757	$104,479	$119,309	$46,110	$154,392	$11,867	$722	$531,200
Special Mention	—	181	149	2,366	—	1,799	—	—	4,495
Substandard or Lower	—	—	—	876	—	3,879	—	—	4,755
	$31,564	$62,938	$104,628	$122,551	$46,110	$160,070	$11,867	$722	$540,450

Current period gross write offs	$—	$—	$—	$—	$—	$3	$—	$—	$3

Construction
Pass	$11,127	$14,815	$8,166	$1,331	$1,202	$4,321	$279	$—	$41,241
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	81	—	—	81
	$11,127	$14,815	$8,166	$1,331	$1,202	$4,402	$279	$—	$41,322

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Automobile
Pass	$58,512	$97,432	$59,196	$13,379	$9,324	$4,843	$—	$—	$242,686
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$58,512	$97,432	$59,196	$13,379	$9,324	$4,843	$—	$—	$242,686

Current period gross write offs	$24	$352	$259	$98	$63	$33	$—	$—	$829

Installment loans to individuals
Pass	$2,435	$2,088	$1,426	$880	$405	$2,902	$—	$32	$10,168
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$2,435	$2,088	$1,426	$880	$405	$2,902	$—	$32	$10,168

Current period gross write offs	$90	$59	$28	$8	$4	$36	$—	$—	$225

	December 31, 2023
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial, financial, and agricultural
Pass	$31,190	$49,615	$35,901	$31,980	$3,123	$29,502	$29,397	$101	$210,809
Special Mention	—	183	37	19	—	138	223	—	600
Substandard or Lower	—	—	—	85	—	742	487	743	2,057
	$31,190	$49,798	$35,938	$32,084	$3,123	$30,382	$30,107	$844	$213,466

Current period gross write offs	$—	$41	$—	$—	$—	$—	$—	$—	$41

Real estate mortgage:
Residential
Pass	$135,939	$134,077	$88,844	$51,378	$33,914	$148,802	$56,519	$146,055	$795,528
Special Mention	—	844	273	—	—	—	—	—	1,117
Substandard or Lower	—	—	—	—	—	1,790	—	66	1,856
	$135,939	$134,921	$89,117	$51,378	$33,914	$150,592	$56,519	$146,121	$798,501

Current period gross write offs	$—	$—	$—	$—	$—	$9	$73	$—	$82

Commercial
Pass	$55,664	$107,638	$128,094	$49,603	$24,104	$144,377	$12,338	$821	$522,639
Special Mention	—	153	2,990	—	—	1,891	—	—	5,034
Substandard or Lower	—	—	—	—	59	3,869	—	—	3,928
	$55,664	$107,791	$131,084	$49,603	$24,163	$150,137	$12,338	$821	$531,601

Current period gross write offs	$59	$—	$—	$—	$—	$3	$—	$—	$62

Construction
Pass	$25,494	$6,837	$1,742	$1,302	$392	$4,272	$261	$—	$40,300
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	89	—	—	89
	$25,494	$6,837	$1,742	$1,302	$392	$4,361	$261	$—	$40,389

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Automobile
Pass	$119,922	$78,443	$19,567	$15,348	$7,305	$3,813	$—	$—	$244,398
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$119,922	$78,443	$19,567	$15,348	$7,305	$3,813	$—	$—	$244,398

Current period gross write offs	$30	$320	$178	$113	$8	$17	$—	$—	$666

Installment loans to individuals
Pass	$2,952	$2,188	$1,177	$524	$407	$3,071	$—	$42	$10,361
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$2,952	$2,188	$1,177	$524	$407	$3,071	$—	$42	$10,361

Current period gross write offs	$232	$47	$23	$8	$12	$34	$13	$11	$380

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

Activity in the allowance is presented for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,434	$828	$5,403	$11	$2,933	$625	$—	$11,234
Charge-offs	(44)	(22)	(1)	—	(366)	(67)	—	(500)
Recoveries	110	3	—	—	38	21	—	172
Provision	681	29	(449)	(3)	394	30	—	682
Ending Balance	$2,181	$838	$4,953	$8	$2,999	$609	$—	$11,588

	Three Months Ended September 30, 2023
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$3,019	$1,078	$4,191	$178	$2,446	$680	$—	$11,592
Charge-offs	—	—	—	—	(130)	(86)	—	(216)
Recoveries	106	22	1	—	27	27	—	183
Provision	788	68	131	20	241	83	—	1,331
Ending Balance	$3,913	$1,168	$4,323	$198	$2,584	$704	$—	$12,890

t	Nine Months Ended September 30, 2024
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$3,379	$1,200	$3,352	$145	$2,668	$702	$—	$11,446
Charge-offs	(176)	(26)	(3)	—	(829)	(225)	—	(1,259)
Recoveries	687	31	2	—	158	69	—	947
Provision	(1,709)	(367)	1,602	(137)	1,002	63	—	454
Ending Balance	$2,181	$838	$4,953	$8	$2,999	$609	$—	$11,588

	Nine Months Ended September 30, 2023
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,914	$5,061	$6,110	$188	$1,617	$109	$638	$15,637
Impact of adopting ASC 326	2,656	(3,893)	(2,660)	(96)	240	602	(638)	(3,789)
Charge-offs	—	(81)	(62)	—	(507)	(283)	—	(933)
Recoveries	1,067	25	26	—	66	65	—	1,249
Provision	(1,724)	56	909	106	1,168	211	—	726
Ending Balance	$3,913	$1,168	$4,323	$198	$2,584	$704	$—	$12,890

The shift in allocation and the changes in the provision for credit losses are primarily due to changes in the credit metrics within the loan portfolio coupled with qualitative metric changes. The fluctuation in provision for consumer automobile loans was driven by the level of net charge-offs and economic outlook. The provision for residential real estate decreased due to the level of charge-offs/recoveries, strong credit metrics, and economic outlook. The level of provision for commercial, financial, and agricultural was primarily the result of net recoveries for the nine month period which influenced the default assumptions in the model. The provision for commercial real estate increased for the nine month period due to a loan relationship being moved to nonaccrual and being measured individually for impairment. The provision for real estate construction for the nine month period decreased due to a decrease in historical loss rates over the ten year look back period.

The shift in allocation for the 2023 periods were due to the changes in the provision for credit losses primarily due to changes in the credit metrics within the loan portfolio coupled with the adoption of CECL on January 1, 2023. The decrease in provision for consumer automobile loans for the three month period was driven by increased net recoveries that offset the impact of increased loan volume, while the increase in provision for the nine month period ended September 30, 2023 was driven by loan volume coupled with increased net charge-offs. The increase in provision for commercial, financial, and agricultural for the three month period was primarily the result of loan volume, while the decrease in provision for the nine month period ended September 30, 2023 was the result of improving credit metrics coupled with a large recovery during the three month period ended June 30, 2023 which effected the historical loss rate calculations. The provision for commercial real estate remained steady for the three month period and increased for the nine month period ended September 30, 2023 primarily due to growth within this segment of the loan portfolio.

The Company makes commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at September 30, 2024 and 2023:

	September 30,
	2024	2023
Owners of residential rental properties	19.69%	18.99%
Owners of commercial rental properties	14.73%	14.62%
Exposure to non-owner occupied office space at September 30, 2024 and December 31, 2023 was $13,890,000 and $19,783,000, respectively, with none of these loans being delinquent.

Note 7. Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.

The following sets forth the components of the net periodic expense/(gain) of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Interest cost	$193	$198	$579	$594
Expected return on plan assets	(365)	(326)	(1,095)	(978)
Amortization of net loss	15	37	46	111
Net periodic benefit	$(157)	$(91)	$(470)	$(273)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2023, that it does not expect to contribute to its defined benefit plan in 2024.  As of September 30, 2024, there were no contributions made to the pension plan.

Note 8. Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $25,000 in market value annually.  During the nine months ended September 30, 2024 and 2023, there were 5,472 and 3,120 shares issued under the Plan, respectively, for total proceeds of $108,000 and $73,000.

The Company maintains the 2020 Non-Employee Director Compensation Plan ("Director Plan"). Under this Director Plan, non-employee directors who have not attained specified stock ownership levels are required to receive a portion of their annual compensation in the form of common stock (currently 50% of total annual compensation), with the ability to elect to receive up to 100% of annual compensation in the form of common stock by making a written election prior to the calendar year to which the compensation relates. The Director Plan allows for up to 100,000 shares to be issued. As of September 30, 2024, the Company has issued a total of 54,120 shares of common stock to non-employee directors under the Director Plan in lieu of otherwise payable cash compensation with 8,972 and 7,560 shares issued, respectively, with an associated expense of $183,000 and $193,000 during the nine months ended September 30, 2024 and 2023.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2024 and December 31, 2023:

(In Thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit	$869,761	$855,171
Funded commitments to extend credit	477,748	469,684
Remaining unfunded commitments to extend credit	392,013	385,487
Standby letters of credit	12,983	13,969
Credit exposure from the sale of assets with recourse	7,169	6,995
Total unfunded credit exposure	$412,165	$406,451
Allowance for credit losses	$347	$1,342

Commitment to extend credit funded rate	54.9%	54.9%
Historic commitment to extend credit funded rate	53.0%	51.6%

The Company previously reported commitments to extend credit at December 31, 2023 of $161,037,000 which primarily related to commercial relationships. The amounts shown above for September 30, 2024 include all loan categories, including retail and commercial loan relationships, and the December 31, 2023 amounts were revised to reflect comparable presentation.

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$1,992	$—	$1,992
Mortgage-backed securities	—	38,377	—	38,377
State and political securities	—	106,150	—	106,150
Other debt securities	—	50,947	—	50,947
Investment equity securities:
Equity securities	1,145	—	—	1,145

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,943	$—	$3,943
Mortgage-backed securities	—	15,335	—	15,335
State and political securities	—	115,615	—	115,615
Other debt securities	—	56,032	—	56,032
Investment equity securities:
Equity securities	1,122	—	—	1,122

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral dependent loans	$—	$—	$4,536	$4,536
Other real estate owned	—	—	83	83

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral dependent loans	$—	$—	$1,621	$1,621
Other real estate owned	—	—	853	853

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$4,536	Appraisal of collateral (1)	Appraisal of collateral (1)	(5)% to (24)%	(11)%
Other real estate owned	$83	Appraisal of collateral (1)	Appraisal of collateral (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$1,621	Appraisal of collateral (1)	Appraisal of collateral (1)	(15)% to (24)%	(31)%
Other real estate owned	$853	Appraisal of collateral (1)	Appraisal of collateral (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at September 30, 2024 and December 31, 2023:

	Carrying	Fair	Fair Value Measurements at September 30, 2024
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$8,967	$8,967	$8,967	$—	$—
Loans, net	1,863,586	1,863,079	—	—	1,863,079

Financial liabilities:
Time deposits & brokered deposits	495,946	497,620	—	—	497,620
Short-term borrowings	78,305	78,305	78,305	—	—
Long-term borrowings	252,508	250,145	—	—	250,145

(1) The financial instrument is carried at cost the lower of cost or fair value at, September 30, 2024 which is not significantly different than the fair value of the instruments

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

As of January 1, 2024, the Company had a total of 1,000,000 stock options outstanding. During the nine months ended September 30, 2024, the Company issued 97,000 stock options with a strike price of $20.85 to a group of employees. The options granted in 2024 all expire ten years from the grant date. Of the 97,000 grants awarded in 2024, 64,700 of the options vest in three years while the 32,300 remaining options vest in five years.

Stock options outstanding as of September 30, 2024 are presented below:

Stock Options Granted
Date	Shares	Forfeited	Cash Settlement	Outstanding	Strike Price	Vesting Period	Expiration
January 17, 2024	64,700	—	—	64,700	$20.85	3 years	10 years
January 17, 2024	32,300	—	—	32,300	20.85	5 years	10 years
January 20, 2023	59,500	—	—	59,500	27.77	3 years	10 years
January 20, 2023	29,500	—	—	29,500	27.77	5 years	10 years
January 18, 2022	156,000	—	—	156,000	24.10	3 years	10 years
January 18, 2022	78,000	—	—	78,000	24.10	5 years	10 years
April 9, 2021	156,500	—	—	156,500	24.23	3 years	10 years
April 9, 2021	78,000	—	—	78,000	24.23	5 years	10 years
March 11, 2020	119,300	—	—	119,300	25.34	3 years	10 years
March 11, 2020	119,200	—	—	119,200	25.34	5 years	10 years
March 15, 2019	120,900	(21,300)	—	99,600	28.01	3 years	10 years
March 15, 2019	119,100	(20,700)	—	98,400	28.01	5 years	10 years
August 27, 2015	58,125	(26,250)	(28,875)	3,000	28.02	5 years	10 years
	1,191,125	(68,250)	(28,875)	1,094,000	$25.13

A summary of stock option activity for the nine months ended September 30, 2024 is presented below:

	September 30, 2024
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,000,000	$25.55
Granted	97,000	20.85
Forfeited	(3,000)	28.01
Expired	—	—
Outstanding, end of period	1,094,000	$25.13

Exercisable, end of period	476,800	$26.10

The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight line basis over the options’ vesting periods while ensuring that the cumulative amount of compensation cost recognized at least equals the value of the vested portion of the award at that date.

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for stock options granted for the nine months ended September 30, 2024:

Nine months ended September 30, 2024
Risk-free interest rate	3.87%
Expected volatility	32%
Expected Annual dividend	$1.28
Expected life	6.83 years
Weighted average grant date fair value per option	$3.73

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $158,000 and $585,000 for the three and nine months ended September 30, 2024, respectively, compared to $229,000 and $715,000 for the same periods of 2023. As of September 30, 2024, a total of 476,800 stock options were exercisable and the weighted average years to expiration of these options was 5.35 years.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Summary Results

Net income for the three and nine months ended September 30, 2024 was $4,801,000 and $13,998,000, respectively, compared to $2,224,000 and $11,053,000 for the same periods of 2023. Results for the three and nine months ended September 30, 2024 compared to 2023 were impacted by an increase in net interest income of $1,724,000 and $2,301,000, respectively, as the cost of funds has stabilized. The disposal of assets related to two former branch properties resulted in a one time after-tax loss of $261,000 for the nine month period ended September 30, 2024. The allowance for credit losses was impacted for the three and nine months ended September 30, 2024 by a provision for credit losses of $740,000 and a negative provision of $299,000, respectively, compared to provisions for credit losses of $1,372,000 and $263,000 for the 2023 periods. The recognition of a negative provision for credit losses for the nine months ended September 30, 2024 is due primarily to recoveries during the second quarter of 2024 on a commercial loan. In addition, a minimal level of net loan charge-offs of $312,000 contributed to the recognition of the negative provision for credit losses for the nine months ended September 30, 2024. Basic and diluted earnings per share for the three and nine months ended September 30, 2024 were $0.64 and $1.86, respectively, compared to basic and diluted earnings per share of $0.31 and $1.56 basic and $1.53 diluted for the three and nine month periods ended September 30, 2023. Annualized return on average assets was 0.86% for the three months ended September 30, 2024, compared to 0.41% for the corresponding period of 2023. Annualized return on average assets was 0.84% for the nine months ended September 30, 2024, compared to 0.70% for the corresponding period of 2023. Annualized return on average equity was 9.60% for the three months ended September 30, 2024, compared to 5.06% for the corresponding period of 2023. Annualized return on average equity was 9.74% for the nine months ended September 30, 2024, compared to 8.58% for the corresponding period of 2023.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP net income	$4,801	$2,224	$13,998	$11,053
Net securities (gains) losses, net of tax	(28)	64	13	126
Non-GAAP core earnings	$4,773	$2,288	$14,011	$11,179

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP Return on average assets (ROA)	0.86%	0.41%	0.84%	0.70%
Net securities (gains) losses, net of tax	(0.01)%	0.01%	—%	0.01%
Non-GAAP core ROA	0.85%	0.42%	0.84%	0.71%

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
GAAP Return on average equity (ROE)		9.60%	5.06%	9.74%	8.58%
Net securities (gains) losses, net of tax		(0.06)%	0.14%	0.01%	0.09%
Non-GAAP core ROE	.	9.54%	5.20%	9.75%	8.67%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP Basic earnings per share (EPS)	$0.64	$0.31	$1.86	$1.56
Net securities (gains) losses, net of tax	(0.01)	0.01	—	0.02
Non-GAAP core operating EPS	$0.63	$0.32	$1.86	$1.58

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP Diluted EPS	$0.64	$0.31	$1.86	$1.53
Net securities (gains) losses, net of tax	(0.01)	0.01	—	0.02
Non-GAAP diluted core EPS	$0.63	$0.32	$1.86	$1.55

Interest and Dividend Income

Interest and dividend income for the three and nine months ended September 30, 2024 increased $4,267,000 and $15,769,000, respectively, compared to the same periods of 2023. The increase in loan portfolio income was due to an increase in the average loan portfolio balance coupled with an increase in average rate earned on the portfolio as legacy loans matured and were replaced with loans at current higher rates and variable rate loans reset to higher rates.  Investment securities income has been impacted primarily by an increase in the average rate earned on the portfolio as lower yielding legacy investments matured. The fluctuation in dividend and other interest income is due primarily to dividends received on FHLB restricted stock.

Interest and dividend income composition for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended
	September 30, 2024		September 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$25,632	90.93%	$21,720	90.80%	$3,912	18.01%
Investment securities:
Taxable	1,874	6.65	1,365	5.71	509	37.29
Tax-exempt	61	0.22	114	0.48	(53)	(46.49)
Dividend and other interest income	621	2.20	722	3.01	(101)	(13.99)
Total interest and dividend income	$28,188	100.00%	$23,921	100.00%	$4,267	17.84%

	Nine Months Ended
	September 30, 2024		September 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$74,021	90.88%	$59,571	90.70%	$14,450	24.26%
Investment securities:
Taxable	5,213	6.40	3,870	5.89	1,343	34.70
Tax-exempt	233	0.29	410	0.62	(177)	(43.17)
Dividend and other interest income	1,980	2.43	1,827	2.79	153	8.37
Total interest and dividend income	$81,447	100.00%	$65,678	100.00%	$15,769	24.01%

Interest Expense

Interest expense for the three and nine months ended September 30, 2024 increased $2,543,000 and $13,468,000, respectively, compared to the same periods of 2023. Interest-bearing deposit interest expense increased significantly due a time deposit gathering campaign that generated funding for the increase in the loan portfolio. In addition, competition for deposits along with the impact of the rate environment contributed to the increase in deposit interest expense. Brokered deposits have also been utilized as a funding source to supplement in-market deposit gathering efforts and to reduce the utilization of short-term borrowings. Long-term borrowing interest expense increased as borrowings were utilized to fund a portion of the growth in the loan portfolio.

Interest expense composition for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended
	September 30, 2024		September 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$9,599	73.10%	$6,463	61.04%	$3,136	48.52%
Short-term borrowings	932	7.10	2,412	22.78	(1,480)	(61.36)
Long-term borrowings	2,601	19.80	1,714	16.18	887	51.75
Total interest expense	$13,132	100.00%	$10,589	100.00%	$2,543	24.02%

	Nine Months Ended
	September 30, 2024		September 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$26,439	69.34%	$14,686	59.55%	$11,753	80.03%
Short-term borrowings	4,024	10.55	6,084	24.67	(2,060)	(33.86)
Long-term borrowings	7,667	20.11	3,892	15.78	3,775	96.99
Total interest expense	$38,130	100.00%	$24,662	100.00%	$13,468	54.61%

Net Interest Margin

The net interest margin for the three and nine months ended September 30, 2024 was 2.88% and 2.79% respectively, compared to 2.65% and 2.82% for the corresponding periods of 2023. The increase in the net interest margin for the three month period was driven by an increase in the rate paid on interest-earning assets of 64 basis points ("bps"), while the decrease in the net interest margin for the nine month period was driven by a 96 bps increase in the rate paid on interest-bearing liabilities. The overall increase in interest rates over the periods resulted in increases to both the yield on the earnings asset portfolio and the rate paid on interest bearing liabilities. Driving the increase in the yield and interest income on the earning assets portfolio was the repricing of legacy assets coupled with portfolio growth. The average loan portfolio balance increased $76,016,000 and $127,005,000, respectively, for the three and nine month periods ended September 30, 2024 compared to the same periods of 2023 as the average yield on the portfolio increased 65 bps and 72 bps, resulting in an increase in taxable equivalent interest income of $3,927,000 and $14,475,000, for the periods. The three and nine month periods ended September 30, 2024 were impacted by an increase of 55 bps and 70 bps in the yield earned on the securities portfolio as legacy securities matured with the funds reinvested at higher rates, which resulted in an increase in taxable equivalent interest income of $343,000 and $1,240,000, respectively. Short-term borrowings decreased in volume, which offset the impact of an increase in rate paid, resulting in a decrease of $1,480,000 and $2,060,000 in expense for the three and nine month periods ended September 30, 2024, respectively, compared to the same periods of 2023. The rate paid on interest-bearing deposits increased 76 bps and 116 bps, respectively, or $3,136,000 and $11,753,000 in expense, for the three and nine month periods ended September 30, 2024 compared to the corresponding periods of 2023 due to the rate environment, an increase in competition for deposits, and a migration of deposit balances from core deposits to higher rate time deposits. The rates paid on time deposits significantly contributed to the increase in funding costs as rates paid for the three and nine month periods ended September 30, 2024 compared to the same periods of 2023 increased 70 bps and 114 bps, respectively, or $2,157,000 and $8,194,000 in expense, as deposit gathering campaigns continued to focus on time deposits with a maturity of five months. In addition, brokered deposits have been utilized to assist with funding the loan portfolio growth and contributed to the increase in time deposit funding costs, while lowering the reliance on higher cost short-term borrowings.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2024 and 2023:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$69,831	$534	3.04%	$68,243	$462	2.69%
All other loans	1,805,097	25,210	5.56%	1,730,669	21,355	4.90%
Total loans (2)	1,874,928	25,744	5.46%	1,798,912	21,817	4.81%

Taxable securities	207,888	2,355	4.61%	193,019	1,945	4.09%
Tax-exempt securities (3)	11,475	77	2.73%	20,777	144	2.81%
Total securities	219,363	2,432	4.51%	213,796	2,089	3.96%

Interest-bearing balances in other financial institutions	10,167	140	5.48%	11,868	142	4.75%

Total interest-earning assets	2,104,458	28,316	5.36%	2,024,576	24,048	4.72%

Other assets	132,244			131,451

Total assets	$2,236,702			$2,156,027

Liabilities and shareholders’ equity:
Savings	$214,050	282	0.52%	$225,357	181	0.32%
Super Now deposits	220,825	1,133	2.04%	244,387	1,174	1.91%
Money market deposits	320,908	2,781	3.45%	294,006	1,862	2.51%
Time deposits	482,335	5,403	4.46%	342,450	3,246	3.76%
Total interest-bearing deposits	1,238,118	9,599	3.08%	1,106,200	6,463	2.32%

Short-term borrowings	66,795	932	5.54%	173,364	2,412	5.52%
Long-term borrowings	250,938	2,601	4.12%	204,901	1,714	3.32%
Total borrowings	317,733	3,533	4.42%	378,265	4,126	4.33%

Total interest-bearing liabilities	1,555,851	13,132	3.35%	1,484,465	10,589	2.83%

Demand deposits	453,169			471,494
Other liabilities	27,558			24,193
Shareholders’ equity	200,124			175,875

Total liabilities and shareholders’ equity	$2,236,702			$2,156,027
Interest rate spread (3)			2.01%			1.89%
Net interest income/margin (3)		$15,184	2.88%		$13,459	2.65%
1.    Information on this table has been calculated using average daily balance sheets to obtain average balances.
2.    Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.
3.    Income and rates on fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard tax rate of 21% and are reconciled to the equivalent GAAP measure below the tables.

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$69,455	$1,490	2.87%	$66,372	$1,371	2.76%
All other loans	1,792,518	72,844	5.43%	1,668,596	58,488	4.69%
Total loans (2)	1,861,973	74,334	5.33%	1,734,968	59,859	4.61%

Taxable securities	203,964	6,795	4.45%	188,477	5,331	3.78%
Tax-exempt securities (3)	13,625	295	2.89%	25,837	519	2.69%
Total securities	217,589	7,090	4.35%	214,314	5,850	3.65%

Interest-bearing balances in other financial institutions	10,382	398	5.12%	10,619	366	4.61%

Total interest-earning assets	2,089,944	81,822	5.24%	1,959,901	66,075	4.41%

Other assets	131,000			132,133

Total assets	$2,220,944			$2,092,034

Liabilities and shareholders’ equity:
Savings	$217,056	811	0.50%	$233,784	456	0.26%
Super Now deposits	218,307	3,303	2.02%	293,636	3,026	1.38%
Money market deposits	308,027	7,734	3.35%	292,490	4,807	2.20%
Time deposits	446,158	14,591	4.37%	264,855	6,397	3.23%
Total interest-bearing deposits	1,189,548	26,439	2.97%	1,084,765	14,686	1.81%

Short-term borrowings	96,669	4,024	5.60%	155,136	6,084	5.26%
Long-term borrowings	256,960	7,667	3.99%	169,276	3,892	3.07%
Total borrowings	353,629	11,691	4.43%	324,412	9,976	4.12%

Total interest-bearing liabilities	1,543,177	38,130	3.30%	1,409,177	24,662	2.34%

Demand deposits	454,967			484,662
Other liabilities	31,133			26,334
Shareholders’ equity	191,667			171,861

Total liabilities and shareholders’ equity	$2,220,944			$2,092,034
Interest rate spread (3)			1.94%			2.07%
Net interest income/margin (3)		$43,692	2.79%		$41,413	2.82%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Total interest income	$28,188	$23,921	$81,447	$65,678
Total interest expense	13,132	10,589	38,130	24,662
Net interest income (GAAP)	15,056	13,332	43,317	41,016
Tax equivalent adjustment	128	127	375	397
Net interest income (fully taxable equivalent) (NON-GAAP)	$15,184	$13,459	$43,692	$41,413

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine months ended September 30,
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$11	$61	$72	$64	$55	$119
All other loans	933	2,922	3,855	4,595	9,761	14,356
Taxable investment securities	155	255	410	463	1,001	1,464
Tax-exempt investment securities	(63)	(4)	(67)	(238)	14	(224)
Interest bearing deposits	(22)	20	(2)	(5)	37	32
Total interest-earning assets	1,014	3,254	4,268	4,879	10,868	15,747

Interest expense:
Savings deposits	(9)	110	101	(15)	370	355
Super Now deposits	(117)	76	(41)	(565)	842	277
Money market deposits	181	738	919	271	2,656	2,927
Time deposits	1,482	675	2,157	5,407	2,787	8,194
Short-term borrowings	(1,489)	9	(1,480)	(2,205)	145	(2,060)
Long-term borrowings	428	459	887	2,392	1,383	3,775
Total interest-bearing liabilities	476	2,067	2,543	5,285	8,183	13,468
Change in net interest income	$538	$1,187	$1,725	$(406)	$2,685	$2,279

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

Although management believes it uses the best information available to make such determinations and that the allowance for credit losses is adequate at September 30, 2024, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for credit losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for credit losses increased from $11,446,000 at December 31, 2023 to $11,588,000 at September 30, 2024. The slight increase in allowance was due primarily to loan portfolio growth, net charge-offs of $312,000 for the nine months ended September 30, 2024, and the impact of a loan relationship that was moved to nonaccrual status and is being measured individually for impairment. At September 30, 2024 and December 31, 2023, the allowance for credit losses to total loans was 0.62% and 0.62%, respectively.

The three and nine months ended September 30, 2024 had a provision for credit losses of $740,000 and a negative provision of $299,000, respectively, compared to provisions for credit losses of $1,372,000 and $263,000 for the 2023 periods. The recognition of a negative provision for credit losses for the nine months ended September 30, 2024 is due primarily to recoveries during the second quarter of 2024 on a commercial loan which impacted the expected default assumption for that segment. In addition, a minimal level of loan charge-offs of $312,000 contributed to the recognition of the negative provision for credit losses for the nine months ended September 30, 2024.

Nonperforming loans increased to $7,940,000 at September 30, 2024 from $3,148,000 at December 31, 2023. The majority of nonperforming loans involve loans that are either in a secured position and have sureties with a strong underlying financial position or have been individually evaluated for impairment and have a specific allocation recorded within the allowance for credit losses. The ratio of nonperforming loans to total loans ratio increased to 0.42% at September 30, 2024 from 0.17% at December 31, 2023 and 0.20% at September 30, 2023. Net loan charge-offs of $312,000 for the nine months ended September 30, 2024 impacted the allowance for credit losses, which was 0.62% of total loans at both September 30, 2024 and December 31, 2023 compared to 0.71% at September 30, 2023.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
September 30, 2024	$3,530	$4,410	$7,940
June 30, 2024	2,257	4,527	6,784
March 31, 2024	3,449	4,509	7,958
December 31, 2023	2,150	998	3,148
September 30, 2023	1,678	2,005	3,683

Additional allowance for credit losses and net (charge-offs) recoveries information is presented by loan portfolio segment in the tables below.

	September 30, 2024
	Amount of Allowance for Credit Losses Allocated	Total loans	Allowance for Credit Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$2,181	$216,314	1.01%	$511	$216,704	0.31%
Real estate mortgage:
Residential	838	823,445	0.10%	5	811,891	—%
Commercial	4,953	540,450	0.92%	(1)	537,333	—%
Construction	8	41,322	0.02%	—	40,379	—%
Consumer automobiles	2,999	242,686	1.24%	(671)	245,626	(0.36)%
Other consumer installment loans	609	10,168	5.99%	(156)	10,040	(2.07)%
	$11,588	$1,874,385	0.62%	$(312)	$1,861,973	(0.02)%

Total non-accrual loans outstanding	$4,410
Non-accrual loans to total loans outstanding	0.24%
Allowance for credit losses to non-accrual loans	262.77%

	December 31, 2023
	Amount of Allowance for Loan Losses Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$3,379	$213,466	1.58%	$1,497	$204,817	0.73%
Real estate mortgage:
Residential	1,200	798,501	0.15%	(53)	751,379	(0.01)%
Commercial	3,352	531,601	0.63%	(36)	516,248	(0.01)%
Construction	145	40,389	0.36%	—	48,786	—%
Consumer automobiles	2,668	244,398	1.09%	(587)	227,017	(0.26)%
Other consumer installment loans	702	10,361	6.78%	(296)	10,358	(2.86)%
	$11,446	$1,838,716	0.62%	$525	$1,758,605	0.03%

Total non-accrual loans outstanding	$998
Non-accrual loans to total loans outstanding	0.05%
Allowance for loan losses to non-accrual loans	1146.89%

Non-interest Income

Total non-interest income for the three and nine months ended September 30, 2024 compared to the same periods in 2023 increased $546,000 and $754,000, respectively. Excluding net securities losses, non-interest income for the three and nine months ended September 30, 2024 increased $429,000 and increased $610,000 compared to the same periods in 2023. Gain on sale of loans and loan broker commissions increased for the three and nine month periods as the volume of loan sales has increased due to an uptick in mortgage activity. The changes in bank-owned life insurance revenue for the three and nine month periods was primarily due to difference in gain on death benefits. Other income primarily increased for the nine month period due to the recognition of a gain on extinguishment of debt.

Non-interest income composition for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended
	September 30, 2024		September 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$537	22.18%	$545	29.07%	$(8)	(1.47)%
Net debt securities losses, available for sale	(5)	(0.21)	(45)	(2.40)	40	88.89
Net equity securities gains (losses)	41	1.70	(36)	(1.92)	77	213.89
Bank-owned life insurance	206	8.51	170	9.07	36	21.18
Gain on sale of loans	416	17.18	257	13.71	159	61.87
Insurance commissions	145	5.99	136	7.25	9	6.62
Brokerage commissions	164	6.77	142	7.57	22	15.49
Loan broker commissions	351	14.50	241	12.85	110	45.64
Debit card income	355	14.66	320	17.07	35	10.94
Other	211	8.72	145	7.73	66	45.52
Total non-interest income	$2,421	100.00%	$1,875	100.00%	$546	29.12%

	Nine Months Ended
	September 30, 2024		September 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,551	22.45%	$1,557	25.30%	$(6)	(0.39)%
Net debt securities losses, available for sale	(40)	(0.58)	(125)	(2.03)	85	68.00
Net equity securities gains (losses)	24	0.35	(35)	(0.57)	59	168.57
Bank-owned life insurance	856	12.39	892	14.49	(36)	(4.04)
Gain on sale of loans	1,021	14.78	732	11.89	289	39.48
Insurance commissions	425	6.15	416	6.76	9	2.16
Brokerage commissions	521	7.54	448	7.28	73	16.29
Loan broker commissions	841	12.17	728	11.83	113	15.52
Debit card income	1,052	15.23	995	16.17	57	5.73
Other	657	9.52	546	8.88	111	20.33
Total non-interest income	$6,908	100.00%	$6,154	100.00%	$754	12.25%
Non-interest Expense

Total non-interest expense decreased $288,000 and increased $5,000 for the three and nine months ended September 30, 2024 compared to the same periods of 2023. The increase in salaries and employee benefits is attributable to routine annual wage increases and an increase in health insurance costs. Furniture and equipment expenses in addition to occupancy expenses have been impacted by expected changes in maintenance, utilities, and depreciation with the three and nine month periods decreasing due to the disposal of a former branch location and a relocation of a second location during the first quarter of 2024. Software amortization increased due to increased software licensing costs and investment in additional automated systems. Marketing costs decreased as print advertising has been limited while emphasis has been placed on social media marketing efforts. Pennsylvania shares tax increased as the taxable base increased. Professional fees decreased primarily due to a decrease in legal fees. FDIC insurance expense fluctuated due to changes in the assessment rate and base. The nine months ended September 30, 2024 had a loss on sale of premise and equipment related to the exit of two branch location leases.

Non-interest expense composition for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended
	September 30, 2024		September 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$6,402	58.82%	$6,290	56.30%	$112	1.78%
Occupancy	731	6.72	784	7.02	(53)	(6.76)
Furniture and equipment	731	6.72	867	7.76	(136)	(15.69)
Software amortization	245	2.25	237	2.12	8	3.38
Pennsylvania shares tax	351	3.22	280	2.51	71	25.36
Professional fees	530	4.87	719	6.44	(189)	(26.29)
Federal Deposit Insurance Corporation deposit insurance	399	3.67	425	3.80	(26)	(6.12)
Marketing	60	0.55	167	1.49	(107)	(64.07)
Intangible amortization	26	0.24	25	0.22	1	4.00
Loss on sale of premise and equipment	—	—	—	—	—	n/a
Other	1,409	12.94	1,378	12.34	31	2.25
Total non-interest expense	$10,884	100.00%	$11,172	100.00%	$(288)	(2.58)%

	Nine Months Ended
	September 30, 2024		September 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$19,224	57.38%	$18,778	56.06%	$446	2.38%
Occupancy	2,394	7.15	2,422	7.23	(28)	(1.16)
Furniture and equipment	2,436	7.27	2,503	7.47	(67)	(2.68)
Software amortization	657	1.96	593	1.77	64	10.79
Pennsylvania shares tax	1,022	3.05	807	2.41	215	26.64
Professional fees	1,654	4.94	2,313	6.90	(659)	(28.49)
Federal Deposit Insurance Corporation deposit insurance	1,179	3.52	1,122	3.35	57	5.08
Marketing	209	0.62	594	1.77	(385)	(64.81)
Intangible amortization	77	0.23	92	0.27	(15)	(16.30)
Loss on sale of premise and equipment	330	0.98	—	—	330	n/a
Other	4,322	12.90	4,275	12.77	47	1.10
Total non-interest expense	$33,504	100.00%	$33,499	100.00%	$5	0.01%

Provision for Income Taxes

Income taxes increased $613,000 and $667,000 for the three and nine months ended September 30, 2024 compared to the same periods of 2023. The effective tax rate for the three and nine months ended September 30, 2024 was 17.97% and 17.76% compared to 16.49% and 17.56% for the same periods of 2023. The Company currently is in a deferred tax asset position. A valuation allowance was established on the $1,810,000 of capital loss carryforwards as of December 31, 2022, which remained unchanged during the third quarter of 2024.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $2,232,000 from $37,462,000 at December 31, 2023 to $39,694,000 at September 30, 2024, primarily as a result of the following activity during the nine months ended September 30, 2024.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds, less $1,021,000 in realized gains, being less than loan originations by $4,974,000 for the nine months ended September 30, 2024.

Loans

Gross loans increased $35,410,000 since December 31, 2023 due primarily to an increase in both residential and commercial real estate mortgage categories.

The allocation of the loan portfolio, by category, as of September 30, 2024 and December 31, 2023 is presented below:

	September 30, 2024		December 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$216,314	11.54%	$213,466	11.60%	$2,848	1.33%
Real estate mortgage:
Residential	823,445	43.91	798,501	43.40	24,944	3.12%
Commercial	540,450	28.82	531,601	28.90	8,849	1.66%
Construction	41,322	2.20	40,389	2.20	933	2.31%
Consumer automobile loans	242,686	12.94	244,398	13.28	(1,712)	(0.70)%
Other consumer installment loans	10,168	0.54	10,361	0.56	(193)	(1.86)%
Net deferred loan fees and discounts	789	0.05	1,048	0.06	(259)	(24.71)%
Gross loans	$1,875,174	100.00%	$1,839,764	100.00%	$35,410	1.92%

Investments

The fair value of the investment debt securities portfolio at September 30, 2024 increased $6,521,000 since December 31, 2023, while the amortized cost of the portfolio increased $1,679,000.  The increase in the investment portfolio amortized value occurred within the mortgage-backed segment of the portfolio as principal cash flow from other portfolio segments was reinvested into mortgage-backed securities to provide future cash flow. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 79.13% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,300,000 for September 30, 2024 and December 31, 2023 while the fair value increased $24,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at September 30, 2024 follows:

		A- to AAA		B- to BBB+		C- to CCC+		Not Rated		Total
(In Thousands)		Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
U.S. Government and agency securities		$2,000	$1,992	$—	$—	$—	$—	$—	$—	$2,000	$1,992
Mortgage-backed securities	62	37,905	38,377	—	—	—	—	—	—	37,905	38,377
State and political securities		107,004	104,696	—	—	—	—	1,455	1,454	108,459	106,150
Other debt securities		11,926	11,243	8,740	8,640	—	—	31,690	31,064	52,356	50,947
Total debt securities AFS		$158,835	$156,308	$8,740	$8,640	$—	$—	$33,145	$32,518	$200,720	$197,466

Financing Activities

Deposits

Total deposits increased $110,828,000 from December 31, 2023 to September 30, 2024. Time deposits increased $68,227,000 over this period to a total of $328,294,000 as deposit gathering efforts focused on time deposits as customers sought a higher return on their deposit balances. Brokered deposits increased by $42,927,000 as usage provided an alternative to FHLB borrowings and supplemented funding for loan portfolio growth. Core deposits (deposits less time deposits) remained stable as growth in money market deposits offset the flow of deposit balances from noninterest-bearing and lower rate products into higher rate time deposit accounts. Money market deposits increased primarily as customers moved deposit balances into this deposit product from noninterest-bearing and lower rate products in addition to increased balances from commercial customers. Emphasis has been on increasing the utilization of electronic (internet and mobile) deposit banking among our customers. Utilization of internet and mobile banking products has increased due to these efforts coupled with a change in consumer behavior over the past several years.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2024		December 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$452,922	26.64%	$471,173	29.64%	$(18,251)	(3.87)%
NOW accounts	218,279	12.84	219,287	13.80	(1,008)	(0.46)
Money market deposits	321,614	18.91	214,888	13.52	106,726	49.67
Savings deposits	211,560	12.44	299,353	18.83	(87,793)	(29.33)
Time deposits	328,294	19.31	260,067	16.36	68,227	26.23
Brokered deposits	167,652	9.86	124,725	7.85	42,927	34.42
Total deposits	$1,700,321	100.00%	$1,589,493	100.00%	$110,828	6.97%

As of September 30, 2024 and December 31, 2023 the Company had $451,304,000 and $436,074,000, respectively, in uninsured deposits. Included in the total uninsured deposits is a concentration of public funds which were collateralized by the Banks in the amount of $92,597,000 and $77,687,000 at September 30, 2024 and December 31, 2023, respectively. Total uninsured deposits less collateralized public funds was $358,707,000 at September 30, 2024 and $358,387,000 at December 31, 2023.

Borrowed Funds

Total borrowed funds decreased 16.99%, or $67,711,000, to $330,813,000 at September 30, 2024 compared to $398,524,000 at December 31, 2023. Long term borrowings remained constant as matured borrowings were replaced with fixed rate borrowings in order to lock in interest rates and to provide matched funding for segments of the loan portfolio. Short term FHLB borrowings were utilized to provide short term funding for the loan portfolio growth and decreased as deposit growth lessened the need for short term borrowings. Securities sold under agreements to repurchase have decreased as customers balances have decreased.

	September 30, 2024		December 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$65,427	19.78%	$92,295	23.16%	$(26,868)	(29.11)
Short-term FHLB borrowings	10,000	3.02	50,000	12.55	(40,000)	(80.00)
Securities sold under agreement to repurchase	2,878	0.87	3,631	0.91	(753)	(20.74)
Total short-term borrowings	78,305	23.67	145,926	36.62	(67,621)	(46.34)
Long-term borrowings:
Long-term FHLB borrowings	245,826	74.31	245,000	61.48	826	0.34
Long-term finance lease	6,682	2.02	7,598	1.91	(916)	(12.06)
Total long-term borrowings	252,508	76.33	252,598	63.39	(90)	(0.04)
Total borrowed funds	$330,813	100.00%	$398,524	100.00%	$(67,711)	(16.99)%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	September 30, 2024	December 31, 2023
Investment debt securities pledged, fair value	$5,824	$7,976
Repurchase agreements	2,878	3,631

Capital

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

As of September 30, 2024 and December 31, 2023 the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

We expect to continue to emphasize growth in our commercial and consumer loan portfolios, and additional regulatory capital generated through retained earnings and other sources will be necessary to support any such continued growth. At September 30, 2024, each of the Banks was “well capitalized” as defined by applicable bank regulatory standards. Applicable regulatory capital requirements also require each Bank to maintain a “capital conservation buffer,” consisting solely of tier 1 common equity, of 2.5% above the regulatory minimum capital requirements for each of the tier 1 common equity (“CET1”), tier 1 (“Tier 1”), and total capital (“Total Capital”) ratios. As a result of the capital conservation buffer requirements, if a bank does not maintain CET1, Tier 1 and Total Capital ratios of at least 7%, 8.5%, and 10.5%, respectively, determined as of the end of each calendar quarter, the bank’s ability to make certain discretionary payments, including discretionary dividend payments, are subject to a maximum payout ratio limitation unless the FDIC approves the distribution or payment. At September 30, 2024, each of Banks exceeded the capital conservation buffer requirements for applicable capital ratios.

Capital ratios for the Company and each Bank (using the definitions from the prompt corrective action rules) are presented in the following tables, which shows that the Company and both Banks met all regulatory capital requirements.

The Company's capital ratios as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$192,900	10.232%	$184,546	10.098%
For Capital Adequacy Purposes	84,837	4.500	82,240	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	131,968	7.000	127,929	7.000
To Be Well Capitalized	122,542	6.500	118,791	6.500
Total Capital (to Risk-weighted Assets)
Actual	$205,107	10.880%	$197,334	10.798%
For Capital Adequacy Purposes	150,814	8.000	146,200	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	197,943	10.500	191,888	10.500
To Be Well Capitalized	188,517	10.000	182,751	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$192,900	10.232%	$184,546	10.098%
For Capital Adequacy Purposes	113,116	6.000	109,653	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	160,247	8.500	155,342	8.500
To Be Well Capitalized	150,821	8.000	146,204	8.000
Tier I Capital (to Average Assets)
Actual	$192,900	8.725%	$184,546	8.597%
For Capital Adequacy Purposes	88,436	4.000	85,865	4.000
To Be Well Capitalized	110,544	5.000	107,332	5.000

Jersey Shore State Bank's capital ratios as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$136,193	10.027%	$131,356	9.890%
For Capital Adequacy Purposes	61,122	4.500	59,768	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	95,078	7.000	92,972	7.000
To Be Well Capitalized	88,287	6.500	86,331	6.500
Total Capital (to Risk-weighted Assets)
Actual	$146,062	10.754%	$142,134	10.701%
For Capital Adequacy Purposes	108,657	8.000	106,258	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	142,612	10.500	139,464	10.500
To Be Well Capitalized	135,821	10.000	132,823	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$136,193	10.027%	$131,356	9.890%
For Capital Adequacy Purposes	81,496	6.000	79,690	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	115,452	8.500	112,894	8.500
To Be Well Capitalized	108,661	8.000	106,254	8.000
Tier I Capital (to Average Assets)
Actual	$136,193	8.515%	$131,356	8.344%
For Capital Adequacy Purposes	63,978	4.000	62,970	4.000
To Be Well Capitalized	79,972	5.000	78,713	5.000

Luzerne Bank's capital ratios as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$55,141	10.464%	$51,974	10.288%
For Capital Adequacy Purposes	23,713	4.500	22,734	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	36,887	7.000	35,363	7.000
To Be Well Capitalized	34,252	6.500	32,837	6.500
Total Capital (to Risk-weighted Assets)
Actual	$57,479	10.907%	$53,984	10.686%
For Capital Adequacy Purposes	42,159	8.000	40,415	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	55,334	10.500	53,044	10.500
To Be Well Capitalized	52,699	10.000	50,518	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$55,141	10.464%	$51,974	10.288%
For Capital Adequacy Purposes	31,618	6.000	30,311	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	44,792	8.500	42,941	8.500
To Be Well Capitalized	42,157	8.000	40,415	8.000
Tier I Capital (to Average Assets)
Actual	$55,141	7.947%	$51,974	8.316%
For Capital Adequacy Purposes	27,754	4.000	25,000	4.000
To Be Well Capitalized	34,693	5.000	31,249	5.000

During the nine months ended September 30, 2024, the Company had an active registered at-the-market offering pursuant to the terms of an equity distribution agreement, dated September 13, 2023 (the “Distribution Agreement”), between D.A. Davidson & Co. (the “Distribution Agent”) and the Company. Under the terms of the Distribution Agreement, the Company will pay the Distribution Agent a fee in the amount of 2.75% of the gross proceeds from the sale of such shares. The Company did not sell any shares under the Distribution Agreement during the nine months ended September 30, 2024.

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

The following liquidity measures are monitored for compliance and were within the limits cited, with the exception of net loans to total deposits that was 110%, at September 30, 2024:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $841,054,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $90,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $321,253,000 as of September 30, 2024.

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

The following is a rate shock forecast for the twelve month period ending September 30, 2025 assuming a static balance sheet as of September 30, 2024.

		Parallel Rate Shock in Basis Points
(In Thousands)	-300	-200	-100	Static	+100	+200	+300	+400
Net interest income	$59,906	$61,399	$62,878	$64,267	$65,525	$66,726	$67,546	$67,640
Change from static	(4,361)	(2,868)	(1,389)	—	1,258	2,459	3,279	3,373
Percent change from static	-6.79%	-4.46%	-2.16%	—	1.96%	3.83%	5.10%	5.25%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We expect to continue to emphasize growth in our commercial and consumer loan portfolios, and additional regulatory capital generated through retained earnings and other sources will be necessary to support any such continued growth. At September 30, 2024, each of Jersey Shore State Bank and Luzerne Bank were “well capitalized” as defined by applicable bank regulatory standards. Applicable regulatory capital requirements also require each Bank to maintain a “capital conservation buffer,” consisting solely of tier 1 common equity, of 2.5% above the regulatory minimum capital requirements for each of the tier 1 common equity (“CET1”), tier 1 (“Tier 1”), and total capital (“Total Capital”) ratios. As a result of the capital conservation buffer requirements, if a bank does not maintain CET1, Tier 1 and Total Capital ratios of at least 7%, 8.5%, and 10.5%, respectively, determined as of the end of each calendar quarter, the bank’s ability to make certain discretionary payments, including discretionary dividend payments, are subject to a maximum payout ratio limitation unless the FDIC approves the distribution or payment. At September 30, 2024, each of the Banks exceeded the capital conservation buffer requirements for the applicable capital ratios. If, however, we are unable to generate retained earnings or raise capital in amounts necessary to avoid limitations on discretionary dividend payments by the Banks, our continued growth could be adversely affected.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended September 30, 2024.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1 - July 31, 2024)	—	$—	—	376,000
Month #2 (August 1 - August 31, 2024)	—	—	—	376,000
Month #3 (September 1 - September 30, 2024)	—	—	—	376,000

Item 3.                           Defaults Upon Senior Securities
None
Item 4.                           Mine Safety Disclosures
Not applicable.
Item 5.                           Other Information
(c) Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of SEC Regulation S-K.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2024 and December 31, 2023; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2024 and 2023; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iv) the Consolidated Statement of Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 and 2023 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	November 14, 2024	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2024	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)