Form 10-K
period 2024-12-31
PENNS WOODS BANCORP INC
filed 2025-03-13
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
State the aggregate market value of the voting stock held by non-affiliates of the registrant $154,977,000 at June 30, 2024.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2025
Common Stock, $5.55 Par Value	7,612,878 Shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I
ITEM 1    BUSINESS

A. General Development of Business and History

On January 7, 1983, Penns Woods Bancorp, Inc. (the “Corporation”) was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company. In connection with the organization of the Corporation, Jersey Shore State Bank ("JSSB"), a Pennsylvania state-chartered bank, became a wholly owned subsidiary of the Corporation.  On June 1, 2013, the Corporation acquired Luzerne Bank ("Luzerne") with Luzerne operating as a subsidiary of the Corporation (JSSB and Luzerne are collectively referred to as the "Banks"). The Corporation’s three other wholly-owned subsidiaries are Woods Real Estate Development Company, Inc., Woods Investment Company, Inc., and United Insurance Solutions, LLC ("UIS"). The Corporation’s business has consisted primarily of managing and supervising the Banks, and its principal source of income has been dividends paid by the Banks and Woods Investment Company, Inc.

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

As of December 31, 2024, JSSB employed 242 persons, Luzerne employed 64 persons, The M Group employed 3 persons, and UIS employed 2 persons in either a full-time or part-time capacity.  The Corporation does not have any employees.  The principal officers of the Banks also serve as officers of the Corporation.

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

B. Recent Developments

On December 16, 2025, the Corporation entered into a merger agreement (the “Merger Agreement”) with Northwest Bancshares, Inc. (“Northwest”) pursuant to which the Corporation will merge (the “Merger”) with and into Northwest, with Northwest as the surviving entity. Immediately after the each of JSSB and Luzerne will merge with and into Northwest Savings Bank, the wholly owned banking subsidiary of Northwest, with Northwest Savings Bank as the surviving bank. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, shareholders of the Corporation will be entitled to receive a fixed exchange ratio of 2.385 shares of Northwest common stock for each share of the Corporation’s common stock. The foregoing description is not complete and is qualified in all respects by reference to the terms of the Merger Agreement included as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on December 20, 2024.

The Merger Agreement provides that, prior to the effective date of the Merger, the Corporation will, after consultation with Northwest, commence winding down the activities and distribute the underlying assets to the Corporation or otherwise dissolve, Woods Investment Company, Inc., Woods Real Estate Development Company, Inc., and United Insurance Solutions, LLC.

C. Regulation and Supervision

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

D. Regulation of the Banks

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

Federal Home Loan Bank System

The Banks are members of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of eleven regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2024, the Banks had $288,219,000 in FHLB advances.

As a member, the Banks are required to purchase and maintain stock in the FHLB. The amount of required stock varies based on the FHLB products utilized by the Banks and the amount of the products utilized.  At December 31, 2024, the Banks had $19,527,000 in stock of the FHLB, which was in compliance with this requirement.

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

DESCRIPTION OF THE BANKS

History and Business

JSSB was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Corporation on July 12, 1983. As of December 31, 2024, JSSB had total assets of $1,595,380,000; total shareholders’ equity of $134,202,000; and total deposits of $1,144,580,000. JSSB's deposits are insured by the FDIC for the maximum amount provided under current law.

Luzerne was acquired by the Corporation on June 1, 2013. As of December 31, 2024, Luzerne had total assets of $709,122,000; total shareholders’ equity of $69,317,000; and total deposits of $562,794,000. Luzerne's deposits are insured by the FDIC for the maximum amount provided under current law.

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

Risks Related to our Business

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

Risks Related to the Merger with Northwest

Because the market price of Northwest common stock may fluctuate, holders of the Corporation’s common stock cannot be certain of the market value of the Merger consideration they will receive.

Under the terms of the Merger Agreement with Northwest, holders of the Corporation’s common stock will receive 2.385 shares of Northwest common stock for each share of the Corporation’s common stock they hold immediately prior to the effective time. Any change in the market price of Northwest common stock prior to the completion of the Merger will affect the market value of the consideration that the Corporation’s shareholders will receive following completion of the Merger. Stock price changes may result from a variety of factors that are beyond the control of Northwest and the Corporation, including but not limited to general market and economic conditions, changes in their respective businesses, operations and prospects, and regulatory considerations.

Northwest could experience difficulties in managing its growth and effectively integrating the operations of the Corporation and its subsidiary banks.

The earnings, financial condition and prospects of Northwest after the Merger will depend in part on Northwest’s ability to integrate successfully the operations of the Corporation, JSSB, and Luzerne and to continue to implement its own business plan. Northwest may not be able to fully achieve the strategic objectives and projected operating efficiencies anticipated in the Merger. The costs or difficulties relating to the integration of the Corporation, JSSB, and Luzerne with the Northwest organization may be greater than expected or the cost savings from any anticipated economies of scale of the combined organization may be lower or take longer to realize than expected. Inherent uncertainties exist in integrating the operations of any acquired entity, and Northwest may encounter difficulties, including matters such as loss of key employees and customers, and the disruption of its ongoing business or possible inconsistencies in standards, controls, procedures and policies, among others. These factors could contribute to Northwest not fully achieving the expected benefits from the Merger.

The Merger Agreement limits the Corporation’s ability to pursue alternatives to the Merger, may discourage other acquirers from offering a higher valued transaction to the Corporation and may, therefore, result in less value for the Corporation’s shareholders.

The Merger Agreement with Northwest contains a provision that, subject to certain limited exceptions, prohibits the Corporation from soliciting, negotiating, or providing confidential information to any third party relating to any competing proposal to acquire the Corporation or its subsidiary banks.

In addition, if the Merger Agreement is terminated by the Corporation under certain circumstances involving alternative acquisition proposals, the Corporation may be required to pay a $10.0 million termination fee to Northwest. The requirement that the Corporation make such a payment could discourage another company from making a competing proposal.

Completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed.

The respective obligations of Northwest and the Corporation to complete the Merger are subject to the fulfillment or written waiver of many conditions, including approval by the requisite vote of the Corporation’s shareholders, receipt of requisite regulatory approvals, absence of orders prohibiting completion of the Merger, continued effectiveness of the registration statement of which this document is a part, approval of the Northwest common stock to be issued to the Corporation’s shareholders for listing on the Nasdaq Global Select Market®, the continued accuracy of the representations and warranties by both parties, and the performance by both parties of their covenants and agreements. These conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by December 31, 2025, either Northwest or Corporation may have the opportunity to choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after approval by the requisite vote of the Corporation’s shareholders. In addition, Northwest or the Corporation may elect to terminate the Merger Agreement in certain other circumstances.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger and the subsidiary bank mergers may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve, FDIC, the Department, and other regulatory authorities. In determining whether to grant these approvals, these regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, due to a number of factors including any or all of the following: an adverse development in either party’s regulatory standing, or any other factors considered by regulatory authorities in granting such approvals; governmental, political or community group inquiries, investigations or opposition; changes in legislation or the political environment, including as a result of changes of the U.S. executive administration or congressional leadership and regulatory agency leadership. The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that the regulatory authorities will not impose any such conditions, limitations, obligations, or restrictions or that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or will otherwise reduce the anticipated benefits of the Merger. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement. Despite the parties’ commitments to use their reasonable best efforts to respond to any request for information and resolve any objection that may be asserted by any governmental entity with respect to the Merger Agreement, none of Northwest, the Corporation, or their respective subsidiaries is required under the terms of the Merger Agreement to take any action, or commit to take any action, or agree to any condition or restriction in connection with obtaining these approvals, that would reasonably be likely to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the Merger.

Failure to complete the Merger could negatively impact the value of the Corporation's stock and its future businesses and financial results

If the Merger is not completed, the Corporation's ongoing businesses may be adversely affected and it will be subject to several risks, including the following:

•payment of certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor, and printing fees;

•under the Merger Agreement, the Corporation is subject to certain restrictions regarding the conduct of its business before completion the Merger, which may adversely affect its ability to execute certain of its business strategies; and

•matters relating to the Merger may require substantial commitments of time and resources by management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Corporation as independent companies.

In addition, if the Merger is not completed, the Corporation may experience negative reactions from customers and employees. Employees could resign and obtain other employment as a result of the potential Merger. The Corporation also could be subject to litigation related to any failure to complete the Merger.

The combined company is expected to incur substantial costs in connection with integration. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including data processing, purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. Although the Corporation and Northwest have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against earnings in connection with the Merger, and the amount an timing of such charges are uncertain at present.

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

The Corporation’s information technology resources are managed by a separate Information Technology Department, which is responsible for identifying, assessing, and managing material risks from cybersecurity threats. The Information Technology Department is managed by the CIO, who reports to the Corporation’s President and Chief Financial Officer. The present CIO has been employed by the Corporation in the information technology area for twenty-nine years and holds an undergraduate degree in computer science. The Information Technology Department also employs a separate Information Security Officer (“ISO”), whose responsibilities include security relating to the Corporation’s information systems. The present ISO is a Certified Information Systems Security Professional and also a Certified Fraud Examiner. The ISO reports directly to the Information Technology Steering Committee and to the Chief Risk Officer. The ISO, among other duties, supervises internal employee training relating to cybersecurity risks, conducts access reviews relating to the Corporation’s information systems, and monitors implemented checks and balances relating to access to information. Information relating to cybersecurity risks and cybersecurity incidents, if any, is reported by the CIO and the ISO to both the Risk Management Committee and to the Information Technology Steering Committee, each of which Committees includes the Chief Executive Officer and the President and Chief Financial Officer who are also directors of the Corporation.

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

ITEM 2    PROPERTIES

The Corporation owns or leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2024, in which the banking offices are located; all properties are in good condition and adequate for the Corporation's purposes:

Jersey Shore State Bank & Subsidiaries
Office	Address	Ownership
Main Street	115 South Main Street, PO Box 5098	Owned
Jersey Shore, PA 17740
Bridge Street	112 Bridge Street	Owned
Jersey Shore, PA 17740
DuBoistown	2675 Euclid Avenue	Owned
Williamsport, PA 17702
Williamsport	300 Market Street	Owned
P.O. Box 967
Williamsport, PA 17703-0967
Montgomery	9094 Rt. 405 Highway	Owned
Montgomery, PA 17752
Lock Haven	4 West Main Street	Owned
Lock Haven, PA 17745
Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard	Under Lease
Mill Hall, PA 17751
Centre Hall	2842 Earlystown Road	Land Under Lease
Centre Hall, PA 16828
State College	2050 North Atherton Street	Land Under Lease
State College, PA 16803
Montoursville	820 Broad Street	Owned
Montoursville, PA 17754
Danville	150 Continental Boulevard	Under Lease
Danville, PA 17821
Loyalsock	1720 East Third Street	Owned
Williamsport, PA 17701
Lewisburg	550 North Derr Drive	Owned
Lewisburg, PA 17837
Muncy-Hughesville	3081 Route 405 Highway	Owned
Muncy, PA 17756
Altoona	503 East Plank Road	Under Lease
Altoona, PA 16602
Bellefonte	835 East Bishop Street	Under Lease
Bellefonte, PA 16823
The M Group, Inc.	1720 East Third Street	Owned
D/B/A The Comprehensive Financial Group	Williamsport, PA 17701

Luzerne Bank
Office	Address	Ownership
Dallas	509 Main Road	Owned
Memorial Highway
Dallas, PA 18612
Lake	Corners of Rt. 118 & 415	Owned
Dallas, PA 18612
Hazle Twp.	10 Dessen Drive	Owned
Hazle Twp., PA 18202
Luzerne	118 Main Street	Owned
Luzerne, PA 18709
Wilkes-Barre	924 Wilkes-Barre Township Boulevard	Under Lease
Wilkes-Barre, PA 18702
Conyngham Valley	669 State Route 93 STE 5	Under Lease
Sugarloaf, PA 18249
Pittston	285 South Main Street	Under Lease
Pittston, PA 18640
Forty Fort	1320 Wyoming Avenue	Under Lease
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

PART II

ITEM 5    MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low closing sale prices for a share of the Corporation’s common stock during the periods indicated, and (2) quarterly dividends on a share of the common stock with respect to each quarter since January 1, 2022.

	Price Range		Dividends
	High	Low	Declared
2024
First quarter	$22.64	$18.44	$0.32
Second quarter	21.08	17.17	0.32
Third quarter	23.98	19.29	0.32
Fourth quarter	34.06	23.74	0.32
2023
First quarter	$27.77	$21.90	$0.32
Second quarter	27.34	21.95	0.32
Third quarter	27.17	20.70	0.32
Fourth quarter	23.64	20.05	0.32
2022
First quarter	$24.67	$23.64	$0.32
Second quarter	24.35	22.34	0.32
Third quarter	24.29	22.02	0.32
Fourth quarter	26.89	23.15	0.32

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

As of February 19, 2025, the Corporation had approximately 1,090 shareholders of record.

Following is a schedule of the shares of the Corporation’s common stock purchased by the Corporation during the fourth quarter of 2024.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1 - October 31, 2024)	—	$—	—	376,000
Month #2 (November 1 - November 30, 2024)	—	—	—	376,000
Month #3 (December 1 - December 31, 2024)	—	—	—	376,000

ITEM 6    [RESERVED]

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 21%.  The tax equivalent adjustments to net interest income for 2024, 2023, and 2022 were $486,000, $525,000, and $522,000, respectively.
2024 vs. 2023

Reported net interest income increased $3,916,000 to $58,880,000 for the year ended December 31, 2024 compared to the year ended December 31, 2023, as the impact of growth in the earning asset portfolio balance and yield more than offset the increases in rate paid and average balance of interest-bearing liabilities.  Total interest income increased $18,103,000 or $18,064,000 on a tax equivalent basis, primarily from growth in the loan portfolio balance and yield. Tax equivalent interest income on the investment portfolio increased as legacy assets matured with the proceeds reinvested predominately into short and medium term bonds carrying a higher yield than the legacy assets.

Interest expense increased $14,187,000 to $50,818,000 for the year ended December 31, 2024 compared to 2023. The increase in interest expense was driven by a 96 bp increase in the average rate paid on interest-bearing deposits led by a 93 bp increase in the average rate paid on money market deposits coupled with an increase of 87 bp in the average rate paid on time deposits. Impacting the increase in time deposit expense was the increased utilization of brokered time deposits that were utilized in place of higher cost short-term borrowings. Interest expense on total borrowings increased $356,000 as the increase in rate paid on borrowings more than offset the decrease in average balance of total borrowings of $4,338,000 from 2023 levels.

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

	2024			2023			2022
(Dollars In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$69,448	$1,943	2.80%	$66,863	$1,849	2.77%	$55,364	$1,441	2.60%
All other loans (4)	1,796,096	98,245	5.47%	1,691,742	81,830	4.84%	1,439,550	57,544	4.00%
Total loans (2)	1,865,544	100,188	5.37%	1,758,605	83,679	4.76%	1,494,914	58,985	3.95%

Fed funds sold	—	—	—%	—	—	—%	32,863	465	1.41%

Taxable securities	202,934	9,072	4.47%	189,804	7,263	3.83%	156,584	4,455	2.88%
Tax-exempt securities (3)	13,045	370	2.84%	23,872	654	2.74%	44,301	1,042	2.38%
Total securities	215,979	9,442	4.37%	213,676	7,917	3.71%	200,885	5,497	2.77%

Interest-bearing deposits	11,074	554	5.00%	10,916	524	4.80%	74,401	503	0.68%

Total interest-earning assets	2,092,597	110,184	5.27%	1,983,197	92,120	4.65%	1,803,063	65,450	3.63%

Other assets	132,720			131,704			128,213

Total assets	$2,225,317			$2,114,901			$1,931,276

Liabilities and shareholders’ equity:
Savings	$215,107	1,077	0.50%	$231,000	685	0.30%	$247,003	138	0.06%
Super Now deposits	218,932	4,373	2.00%	276,868	4,155	1.50%	387,370	1,344	0.35%
Money market deposits	311,836	10,390	3.33%	292,755	7,024	2.40%	289,820	1,105	0.38%
Time deposits	460,869	20,122	4.37%	293,252	10,267	3.50%	161,982	1,103	0.68%
Total interest-bearing deposits	1,206,744	35,962	2.98%	1,093,875	22,131	2.02%	1,086,175	3,690	0.34%

Short-term borrowings	82,046	4,503	5.49%	157,140	8,401	5.36%	29,315	1,007	3.44%
Long-term borrowings	256,850	10,353	4.03%	186,094	6,099	3.28%	110,027	2,451	2.32%
Total borrowings	338,896	14,856	4.40%	343,234	14,500	4.23%	139,342	3,458	2.48%

Total interest-bearing liabilities	1,545,640	50,818	3.29%	1,437,109	36,631	2.55%	1,225,517	7,148	0.58%

Demand deposits	454,878			477,828			519,189
Other liabilities	30,680			31,243			24,182
Shareholders’ equity	194,119			168,721			162,388

Total liabilities and shareholders’ equity	$2,225,317			$2,114,901			$1,931,276
Interest rate spread			1.98%			2.10%			3.05%
Net interest income/margin		$59,366	2.83%		$55,489	2.80%		$58,302	3.24%

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
4.Fees on loans are included with interest on loans as follows: 2024 - $639,000; 2023 - $301,000; 2022 - $529,000.

Reconciliation of Taxable Equivalent Net Interest Income

(In Thousands)	2024	2023	2022
Total interest income	$109,698	$91,595	$64,928
Total interest expense	50,818	36,631	7,148
Net interest income	58,880	54,964	57,780
Tax equivalent adjustment	486	525	522
Net interest income (fully taxable equivalent)	$59,366	$55,489	$58,302

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

	Year Ended December 31,
	2024 vs. 2023			2023 vs. 2022
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$73	$21	$94	$311	$97	$408
Loans	5,279	11,136	16,415	11,046	13,240	24,286
Fed funds sold	—	—	—	(465)	—	(465)
Taxable investment securities	529	1,280	1,809	1,099	1,709	2,808
Tax-exempt investment securities	(285)	1	(284)	(532)	144	(388)
Interest-bearing deposits	4	26	30	(432)	453	21
Total interest-earning assets	5,600	12,464	18,064	11,027	15,643	26,670

Interest expense:
Savings deposits	(6)	398	392	(11)	558	547
Super Now deposits	(445)	663	218	(487)	3,298	2,811
Money market deposits	485	2,881	3,366	11	5,908	5,919
Time deposits	6,868	2,987	9,855	1,499	7,665	9,164
Short-term borrowings	(3,904)	6	(3,898)	6,555	839	7,394
Long-term borrowings	2,657	1,597	4,254	2,170	1,478	3,648
Total interest-bearing liabilities	5,655	8,532	14,187	9,737	19,746	29,483
Change in net interest income	$(55)	$3,932	$3,877	$1,290	$(4,103)	$(2,813)

PROVISION FOR CREDIT LOSSES

2024 vs. 2023

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

The allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined.  Loss factors are based on discounted cash flow calculations made on each loan in the segment, adjusted for changes in the internal and external environment through qualitative adjustments and forecasts.  In addition, management considers industry standards and trends with respect to nonperforming loans and its knowledge and experience with specific lending segments.

Although management believes that it uses the best information available to make such determinations and that the allowance for credit losses is adequate at December 31, 2024, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased credit loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' credit loss allowance. The banking regulators could require additions to the credit loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for credit losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for credit losses increased from $11,446,000 at December 31, 2023 to $11,848,000 at December 31, 2024.  At December 31, 2024, the allowance for credit losses was 0.63% of total loans compared to 0.62% of total loans at December 31, 2023. The allowance increased from December 31, 2023 to December 31, 2024 by $402,000, which was affected by net charge offs of $540,000 and growth within the portfolio for the 2024 period.

The provision for loan credit losses totaled $942,000 for the year ended December 31, 2024 compared to a recovery of $927,000 for the year ended December 31, 2023.  The increase in the provision was appropriate when considering the impact of the net charge offs during 2024, and gross loan growth of $37,314,000.  Net charge offs of $540,000 represented 0.03% of average loans for the year ended December 31, 2024 compared to net recoveries of $525,000 or 0.03% of average loans for the year ended December 31, 2023 which increased the historical loss rate in the model.  The provision related to the commercial, financial and agricultural segment of the loan portfolio decreased due to net recoveries of $582,000 at December 31, 2024 for the segment. An increase occurred in the automobile segment of the loan portfolio due an increase of $316,000 in net charge-offs. Non-performing loans increased due to an addition of a commercial relationship during 2024. The majority of the non-performing loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for credit losses.  Significant loan portfolio growth, internal loan review and analysis, level of net charge offs, and an increased level of non-performing loans noted previously, dictated an increase in the provision for credit losses resulting in the allowance for loan losses as a percentage of gross loans to increase.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for credit losses remains at a level adequate to provide for expected credit losses inherent in the loan portfolio.

2023 vs. 2022

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

The provision for loan credit losses was a recovery of $927,000 for the year ended December 31, 2023 compared to $1,910,000 for the year ended December 31, 2022.  The decrease in the provision was appropriate when considering the impact of CECL adoption, net recoveries during 2023, and gross loan growth of $200,033,000.  Net recoveries of $525,000 represented 0.03% of average loans for the year ended December 31, 2023 compared to net charge-offs of $449,000 or 0.03% of average loans for the year ended December 31, 2022 which reduced the historical loss rate in the model.  The provision related to the commercial, financial and agricultural segment of the loan portfolio decreased due to an increase in net recoveries of $1,332,000 coupled with the adoption of CECL. An increase occurred in the automobile segment of the loan portfolio due to portfolio growth and an increase in net charge-offs. Non-performing loans decreased due to a payoff of a non-performing loan during 2023. The majority of the non-performing loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for credit losses.  Significant loan portfolio growth, impact of CECL adoption, internal loan review and analysis, level of net recoveries, and decreased level of non-performing loans noted previously, dictated a decrease in the provision for credit losses resulting in the allowance for loan losses as a percentage of gross loans to decrease.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for credit losses remains at a level adequate to provide for expected credit losses inherent in the loan portfolio.

NON-INTEREST INCOME

2024 vs. 2023

Total non-interest income increased $1,243,000 from the year ended December 31, 2023 to December 31, 2024. Excluding net security losses, non-interest income increased $1,125,000 year over year. Gain on sale of loans and loan broker income increased as mortgage volume increased due to the decrease in interest rates caused by the rate decreases enacted by the FOMC. Brokerage commissions increased primarily due to the performance of the stock market which led to increased portfolio values and associated fees. Debit card income increased as usage increased.

	2024		2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,067	21.49%	$2,090	24.96%	$(23)	(1.10)%
Net debt securities losses, available for sale	(49)	(0.51)	(193)	(2.30)	144	(74.61)
Net equity securities (losses) gains	(11)	(0.11)	15	0.18	(26)	173.33
Bank owned life insurance	1,159	12.05	1,063	12.69	96	9.03
Gain on sale of loans	1,484	15.43	1,046	12.49	438	41.87
Insurance commissions	553	5.75	529	6.32	24	4.54
Brokerage commissions	684	7.11	575	6.87	109	18.96
Loan broker income	1,384	14.39	992	11.84	392	39.52
Debit card income	1,437	14.94	1,328	15.86	109	8.21
Other	910	9.46	930	11.09	(20)	(2.15)
Total non-interest income	$9,618	100.00%	$8,375	100.00%	$1,243	14.84%

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

NON-INTEREST EXPENSE

2024 vs. 2023

Total non-interest expenses increased $1,988,000 from the year ended December 31, 2023 to December 31, 2024. The increase in salaries and employee benefits was attributable to routine wage and benefit increases. Furniture and equipment expense increase primarily due to increased maintenance. Contributing to the increase in Pennsylvania shares tax expense was the increase in net income. Marketing expense decreased as marketing efforts continued to shift away form print and billboards to social media campaigns. Professional fees decreased primarily as legal and audit expenses related to the At-The-Market stock offering declined. Other expenses increased primarily due to the level of expenses associated with the defined benefit pension plan. The announced agreement for Northwest Bancshares, Inc. to acquire the Corporation resulted merger related expenses of $735,000 during the fourth quarter of 2024.

	2024		2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$26,256	56.48%	$25,062	56.32%	$1,194	4.76%
Occupancy	3,152	6.78	3,168	7.12	(16)	(0.51)
Furniture and equipment	3,669	7.89	3,392	7.62	277	8.17
Software amortization	996	2.14	843	1.89	153	18.15
Pennsylvania shares tax	1,373	2.95	1,082	2.43	291	26.89
Professional fees	2,177	4.68	2,953	6.64	(776)	(26.28)
Federal Deposit Insurance Corporation deposit insurance	1,564	3.36	1,578	3.55	(14)	(0.89)
Marketing	283	0.62	684	1.54	(401)	(58.63)
Intangible amortization	103	0.22	117	0.26	(14)	(11.97)
Merger expense	735	1.58	—	—	735	n/a
Other	6,176	13.30	5,617	12.63	559	9.95
Total non-interest expense	$46,484	100.00%	$44,496	100.00%	$1,988	4.47%

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
INCOME TAXES

2024 vs. 2023

The provision for income taxes for the year ended December 31, 2024 resulted in an effective income tax rate of 18.97% compared to 18.28% for 2023.

2023 vs. 2022

The provision for income taxes for the year ended December 31, 2023 resulted in an effective income tax rate of 18.28% compared to 19.29% for 2022.

FINANCIAL CONDITION

INVESTMENTS

2024

The fair value of the investment portfolio decreased $6,414,000 from December 31, 2023 to December 31, 2024. The decrease in value is the result of a decrease in the municipal and other debt segments of the portfolio as the investment portfolio continues to be actively managed in order to reduce interest rate and market risk along with required capital allocation. This strategy is being deployed through selective purchasing of bonds that mature within ten years with an emphasis on those carrying a regulatory capital risk weighting of 0-20% which resulted in an increase in the mortgage-backed segment of the portfolio. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 82% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2024 and 2023:

	2024		2023		Change
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio	Amount	%
Available for sale (AFS):
U.S. Government agency securities	$1,960	1.06%	$3,943	2.05%	$(1,983)	(50.29)%
Mortgage-backed securities	38,357	20.70	15,355	7.99	23,002	149.80%
State and political securities	100,624	54.20	115,615	60.20	(14,991)	(12.97)%
Other debt securities	43,601	23.49	56,032	29.17	(12,431)	(22.19)%
Total debt securities	184,542	99.40	190,945	99.42	(6,403)	(3.35)%
Investment equity securities:
Other equity securities	1,111	0.60	1,122	0.58	(11)	(0.98)%
Total equity securities	1,111	0.60	1,122	0.58	(11)	(0.98)%
Total	$185,653	100.00%	$192,067	100.00%	$(6,414)	(3.34)%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 21% tax rate) at December 31, 2024:

(In Thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Amortized Cost Total
U.S. Government agency securities:
Amortized cost	$—	$1,000	$1,000	$—	$2,000
Yield	—%	3.23%	5.12%	—%	4.18%
Mortgage-backed securities:
Amortized cost	—	1,698	17,191	19,906	38,795
Yield	—%	5.02%	4.92%	5.05%	4.99%
State and political securities:
Amortized cost	15,309	55,329	29,018	5,336	104,992
Yield	2.12%	2.95%	3.64%	4.67%	3.11%
Other debt securities:
Amortized cost	3,752	11,534	29,250	—	44,536
Yield	1.33%	5.44%	5.19%	—%	4.93%
Total Amount	$19,061	$69,561	$76,459	$25,242	190,323
Total Yield	1.96%	3.42%	4.54%	4.97%	3.93%
Equity Securities
Investment equity amortized cost					1,300
Total Investment Portfolio Amortized Cost					$191,623
Total Investment Portfolio Yield					3.90%

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

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2024 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government and agency securities	$2,000	$1,960	$—	$—	$—	$—	$—	$—	$2,000	$1,960
Mortgage-backed securities	38,795	38,357	—	—	—	—	—	—	38,795	38,357
State and political securities	103,703	99,341	—	—	—	—	1,289	1,283	104,992	100,624
Other debt securities	10,882	10,234	7,134	7,205	—	—	26,520	26,162	44,536	43,601
Total debt securities	$155,380	$149,892	$7,134	$7,205	$—	$—	$27,809	$27,445	$190,323	$184,542

LOAN PORTFOLIO

2024

Gross loans of $1,877,078,000 at December 31, 2024 represented an increase of $37,314,000 from December 31, 2023. The residential segment increased primarily due to continued growth in home equity products. In addition the commercial real estate segment of the loan portfolio increased from the previous year as emphasis remains on this segment of the portfolio.

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

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan at December 31, 2024 and 2023:

	2024		2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$212,119	11.30%	$213,466	11.60%	(1,347)	(0.63)%
Real estate mortgage:
Residential	830,407	44.24	798,501	43.40	31,906	4.00%
Commercial	536,019	28.56	531,601	28.90	4,418	0.83%
Construction	43,131	2.30	40,389	2.20	2,742	6.79%
Consumer Automobile	244,594	13.03	244,398	13.28	196	0.08%
Other consumer installment loans	9,845	0.52	10,361	0.56	(516)	(4.98)%
Net deferred loan fees and discounts	963	0.05	1,048	0.06	(85)	(8.11)%
Gross loans	$1,877,078	100.00%	$1,839,764	100.00%	37,314	2.03%

The amounts of domestic loans at December 31, 2024 are presented below by category and maturity:

	Commercial, financial, and agricultural	Real Estate			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Total
Loans with variable interest rates:
1 year or less	$789	$311	$309	$597	$—	$515	$2,521
1 through 5 years	7,284	3,075	6,474	22	—	—	16,855
5 through 15 years	49,796	74,533	157,559	2,977	—	140	285,005
After 15 years	61,111	646,593	323,936	27,324	—	2,324	1,061,288
Total floating interest rate loans	118,980	724,512	488,278	30,920	—	2,979	1,365,669
Loans with fixed interest rates:
1 year or less	2,252	581	786	1,343	1,677	659	7,298
1 through 5 years	57,399	5,606	6,536	3,693	123,520	4,223	200,977
5 through 15 years	26,820	25,147	34,210	4,854	119,397	1,984	212,412
After 15 years	6,668	74,561	6,209	2,321	—	—	89,759
Total fixed interest rate loans	93,139	105,895	47,741	12,211	244,594	6,866	510,446
Total	$212,119	$830,407	$536,019	$43,131	$244,594	$9,845	1,876,115
Net deferred loan fees and discounts							963
Total, net							$1,877,078

·         The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.
·                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Banks do not make loans that provide for negative amortization, nor do any loans contain conversion features. The Banks did not have any foreign loans outstanding at December 31, 2024.

ALLOWANCE FOR CREDIT LOSSES

2024

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

Historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.  A base life time loss within the portfolio is calculated utilizing discounted cash flows driven by the charge-off and recovery data over the past ten years and certain credit quality indicators within the portfolio including borrower credit scores and loan-to-value ratios.  Management has identified a number of additional qualitative factors which it uses to supplement the base loss lifetime rate because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint.

The allowance for credit losses increased from $11,446,000 at December 31, 2023 to $11,848,000 at December 31, 2024.  At December 31, 2024 and 2023, the allowance for credit losses to total loans was 0.63% and 0.62%, respectively. The fluctuations in credit losses was primarily affected by a net charge offs of $540,000 or 0.03% of average loans for year ended December 31, 2024.

2023

The allowance for credit losses decreased from $15,637,000 at December 31, 2022 to $11,446,000 at December 31, 2023.  At December 31, 2023 and 2022, the allowance for credit losses to total loans was 0.62% and 0.95%, respectively.  The drivers of the decrease were the change in the ACL model upon the adoption of CECL on January 1, 2023 coupled with net loan recoveries of $525,000 or 0.03% of average loans for the year ended December 31, 2023.Management concluded that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date as noted in the provision for loan losses discussion.

Allocation of the Allowance For Credit Losses
	December 31, 2024		December 31, 2023
(In Thousands)	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
Balance at end of period applicable to:
Commercial, financial, and agricultural	$2,323	11.61%	$3,379	11.61%
Real estate mortgage:
Residential	726	43.43	1,200	43.43
Commercial	5,299	28.91	3,352	28.91
Construction	7	2.20	145	2.20
Consumer automobiles	2,909	13.29	2,668	13.29
Other consumer installment loans	584	0.56	702	0.56
	$11,848	100.00%	$11,446	100.00%

Additional allowance for credit losses and net (charge-offs) recoveries information is presented by loan portfolio segment in the tables below. The twelve months ending December 31, 2023 was impacted by the CECL adoption reclassification entry disclosed in Note 6. Loan Credit Quality and Related Allowance for Credit Losses.

	Amount of Allowance for Credit Losses Allocated	Total loans	Allowance for Credit Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
December 31, 2024
Commercial, financial, and agricultural	$2,323	$212,119	1.10%	$582	$215,958	0.27%
Real estate mortgage:
Residential	726	830,407	0.09%	(8)	816,306	—%
Commercial	5,299	536,019	0.99%	(1)	537,220	—%
Construction	7	43,131	0.02%	—	41,110	—%
Consumer automobiles	2,909	244,594	1.19%	(903)	244,996	(0.37)%
Other consumer installment loans	584	9,845	5.93%	(210)	9,954	(2.11)%
	$11,848	$1,876,115	0.63%	$(540)	$1,865,544	(0.03)%

Total non-accrual loans outstanding	$4,388
Non-accrual loans to total loans outstanding	0.23%
Allowance for loan losses to non-accrual loans	270.01%

	Amount of Allowance Allocated	Total loans	Allowance for Credit Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
December 31, 2023
Commercial, financial, and agricultural	$3,379	$213,466	1.58%	$1,497	$204,817	0.73%
Real estate mortgage:
Residential	1,200	798,501	0.15%	(53)	751,379	(0.01)%
Commercial	3,352	531,601	0.63%	(36)	516,248	(0.01)%
Construction	145	40,389	0.36%	—	48,786	—%
Consumer automobiles	2,668	244,398	1.09%	(587)	227,017	(0.26)%
Other consumer installment loans	702	10,361	6.78%	(296)	10,358	(2.86)%
	$11,446	$1,838,716	0.62%	$525	$1,758,605	0.03%

Total non-accrual loans outstanding	$998
Non-accrual loans to total loans outstanding	0.05%
Allowance for loan losses to non-accrual loans	1146.89%

	Amount of Allowance Allocated	Total loans	Allowance for Credit Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
December 31, 2022
Commercial, financial, and agricultural	$1,914	$190,461	1.00%	$165	$173,433	0.10%
Real estate mortgage:
Residential	5,061	708,209	0.71%	26	649,989	—%
Commercial	6,110	500,632	1.22%	(150)	466,526	(0.03)%
Construction	188	43,308	0.43%	29	44,968	0.06%
Consumer automobiles	1,617	186,112	0.87%	(328)	150,261	(0.22)%
Other consumer installment loans	109	10,361	1.05%	(191)	9,737	(1.96)%
Unallocated	638
	$15,637	$1,639,083	0.95%	$(449)	$1,494,914	(0.03)%
Total non-accrual loans outstanding
Non-accrual loans to total loans outstanding	$3,615
Allowance for loan losses to non-accrual loans	0.22%
	432.56%

The negative provision for commercial and agricultural loans was primarily the result of the level of net recoveries. The provision for residential real estate loans decreased as the portfolio metrics continue to improve. The provision for commercial real estate loans increased primarily due to the credit downgrading of several loan relationships. The provision for consumer automobiles decreased slightly as the provision approximated the level of net charge-offs while the portfolio balance remained stable.

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

NON-PERFORMING LOANS

The increase in non-performing loans during 2024 is primarily due to the addition of a commercial relationship being placed on non-accrual status which has been individually evaluated within the allowance for credit losses. The majority of the non-performing loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for credit losses.

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

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
2024	$4,516	$4,388	$8,904
2023	$2,150	$998	3,148

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

DEPOSITS

2024 vs. 2023

Total average deposits increased $89,919,000 or 5.72% from 2023 to 2024.  Noninterest-bearing deposits average balance decreased $22,950,000 as deposits shifted from non-interest bearing and lower rate deposit products into time deposits. This shift in deposits, along with utilization of brokered deposits, resulted in time deposits increasing $167,617,000. The Bank had no major deposit customers at December 31, 2024 and 2023, respectively.

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

	2024		2023		2022
(In Thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing	$454,878	0.00%	$477,828	0.00%	$519,189	0.00%
Savings	215,107	0.50	231,000	0.30	247,003	0.06
Super Now	218,932	2.00	276,868	1.50	387,370	0.35
Money Market	311,836	3.33	292,755	2.40	289,820	0.38
Time	460,869	4.37	293,252	3.50	161,982	0.68
Total average deposits	$1,661,622	2.17%	$1,571,703	1.41%	$1,605,364	0.23%

The following table shows the scheduled maturities of time deposits that are in excess of the FDIC insurance limit as of December 31, 2024.

(In Thousands)	2024
Due within 3 months or less	$9,842
Due after 3 months and within 6 months	7,626
Due after 6 months and within 12 months	14,578
Due after 12 months	1,630
Total	$33,676

As of December 31, 2024 and 2023 the Company had $429,964,000 and $436,074,000, respectively, in uninsured deposits. Included in the total uninsured deposits is a concentration of public funds which were collateralized by the Banks in the amount of $77,429,000 and $77,687,000 at December 31, 2024 and 2023, respectively. Total uninsured deposits less collateralized public funds was $352,535,000 and $358,387,000 at December 31, 2024 and 2023.

SHAREHOLDERS’ EQUITY

2024

Shareholders’ equity increased $13,675,000 to $205,231,000 at December 31, 2024 compared to December 31, 2023.  During the twelve months ended December 31, 2024 the Company issued a total of 31,066 shares for net proceeds of $632,000 as part of the Dividend Reinvestment Plan. Accumulated other comprehensive loss of $5,293,000 at December 31, 2024 decreased from a loss of $9,150,000 at December 31, 2023 as a result of a decrease in net unrealized loss on available for sale securities to $4,567,000 at December 31, 2024 from a net unrealized loss of $6,396,000 at December 31, 2023 coupled with a decrease in loss of $2,028,000 in the defined benefit plan obligation. The current level of shareholders’ equity equates to a book value per share of $27.16 at December 31, 2024 compared to $25.51 at December 31, 2023, and an equity to asset ratio of 9.19% at December 31, 2024 and 8.69% at December 31, 2023. Dividends declared for the twelve months ended December 31, 2024 and 2023 were $1.28 per share.

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

Bank regulators have risk based capital guidelines.  Under these guidelines the Corporation and each Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2024, both the Corporation’s and each Bank’s required ratios were well above the minimum ratios (and including the current capital conservation buffer where applicable) as follows:

	Corporation	Jersey Shore State Bank	Luzerne Bank	Minimum Standards
Common equity tier 1 capital to risk-weighted assets	10.429%	10.100%	10.735%	7.000%
Tier 1 capital to risk-weighted assets	10.429%	10.100%	10.735%	8.500%
Total capital to risk-weighted assets	11.094%	10.853%	11.155%	10.500%
Tier 1 capital to average assets	8.790%	8.571%	8.020%	4.000%

For a more comprehensive discussion of these requirements, see “Regulation and Supervision” in Item 1 of the Annual Report on Form 10-K and Note 18 to the consolidated financial statements.  Management believes that the Corporation and the Banks will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2024	2023	2022
Percentage of net income to:
Average total assets	0.80%	0.79%	0.90%
Average shareholders’ equity	9.14%	9.84%	10.73%
Percentage of dividends declared to net income	54.38%	55.18%	51.87%
Percentage of average shareholders’ equity to average total assets	8.72%	7.98%	8.41%

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

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2024, except for net loans to total deposits which was 109%.

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Corporation has a current borrowing capacity at the FHLB of $856,562,000 with a total credit exposure of $297,382,000 utilized, leaving $559,180,000 available.  In addition to this credit arrangement, the Corporation has additional lines of credit with correspondent banks of $90,000,000. The Corporation’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs through the utilization of cash on hand, borrowing lines, sale of investments and loans, and property sale leasebacks,

Interest rate sensitivity, which is closely related to liquidity management, is a function of the repricing characteristics of the Corporation’s portfolio of assets and liabilities.  Asset/liability management strives to match maturities and rates between loan and investment security assets with the deposit liabilities and borrowings that fund them.  Successful asset/liability management results in a balance sheet structure which can cope effectively with market rate fluctuations. The matching process is affected by segmenting both assets and liabilities into future time periods (usually 12 months or less) based upon when repricing can be effected.  Repriceable assets are subtracted from repriceable liabilities for a specific time period to determine the “gap” or difference.  Once known, the gap is managed based on predictions about future market interest rates.  Intentional mismatching, or gapping, can enhance net interest income if market rates move as predicted.  However, if market rates behave in a manner contrary to predictions, net interest income will suffer.  Gaps, therefore, contain an element of risk and must be prudently managed.  In addition to gap management, the Corporation has an asset liability management policy which incorporates a market value at risk calculation which is used to determine the effects of interest rate movements on shareholders’ equity and a simulation analysis to monitor the effects of interest rate changes on the Corporation’s balance sheet.

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

The following is a rate shock forecast for the twelve month period ending December 31, 2025 assuming a static balance sheet as of December 31, 2024.

		Parallel Rate Shock in Basis Points
(In Thousands)	(300)	(200)	(100)	Static	100	200	300	400
Net interest income	$68,307	$69,646	$71,000	$72,050	$72,780	$73,447	$73,534	$73,206
Change from static	(3,743)	(2,404)	(1,050)	—	730	1,397	1,484	1,156
Percent change from static	-5.20%	-3.34%	-1.46%	—	1.01%	1.94%	2.06%	1.60%

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

CONTRACTUAL OBLIGATIONS

The Corporation has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2024, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

	Payments Due In
(In Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,186,940	$—	$—	$—	$1,186,940
Time deposits	488,055	27,340	3,309	437	519,141
Repurchase agreements	1,934	—	—	—	1,934
Short-term borrowings	40,266	—	—	—	40,266
Long-term borrowings	111,044	82,863	55,317	5,364	254,588
Operating leases	310	627	528	2,558	4,023

The Corporation’s operating lease obligations represent short and long-term lease and rental payments for branch facilities and equipment.  The Bank leases certain facilities under operating leases which expire on various dates through 2049.  Renewal options are available on the majority of these leases.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Corporation cautions readers that the following important factors, among others in addition to the factors discussed in Item 1 - "Business" and in Item 1A - "Risk Factors", may have affected and could in the future affect the Corporation’s actual results and could cause the Corporation’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Corporation herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Corporation must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board; (iii) the effect on the Corporation’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; (vi) the effects of health emergencies, including the spread of infectious diseases or pandemics, and other external events, such as armed conflicts in other parts of the world, that could affect regional or global economies; and (vii) any potential adverse events or developments resulting from the merger agreement, dated December 16, 2024, between Penns Woods Bancorp, Inc. and Northwest Bancshares, Inc., including, without limitation, any event, change, or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement or the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or to successfully integrate the business and operations of Jersey Shore State Bank and Luzerne Bank with those of Northwest Savings Bank after closing.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share and Per Share Data)	2024	2023
ASSETS:
Noninterest-bearing cash	$19,989	$28,969
Interest-bearing deposits in other financial institutions	8,983	8,493
Total cash and cash equivalents	28,972	37,462

Investment debt securities, available for sale, net of ACL of $0, at fair value	184,542	190,945
Investment equity securities, at fair value	1,111	1,122
Restricted investment in bank stock	20,032	24,323
Loans held for sale	3,266	3,993
Loans	1,877,078	1,839,764
Allowance for credit losses	(11,848)	(11,446)
Loans, net	1,865,230	1,828,318
Premises and equipment, net	27,789	30,250
Accrued interest receivable	11,114	11,044
Bank-owned life insurance	45,681	33,867
Investment in limited partnerships	6,691	7,815
Goodwill	16,450	16,450
Intangibles	107	210
Operating lease right of use asset	2,811	2,512
Deferred tax assets	3,493	4,655
Other assets	15,049	11,843
TOTAL ASSETS	$2,232,338	$2,204,809

LIABILITIES:
Interest-bearing deposits	$1,249,145	$1,118,320
Noninterest-bearing deposits	456,936	471,173
Total deposits	1,706,081	1,589,493

Short-term borrowings	42,200	145,926
Long-term borrowings	254,588	252,598
Accrued interest payable	4,664	3,814
Operating lease liability	2,889	2,570
Other liabilities	16,685	18,852
TOTAL LIABILITIES	2,027,107	2,013,253

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 8,066,968 and 8,019,219 shares issued; 7,556,743 and 7,508,994 shares outstanding	44,815	44,550
Additional paid-in capital	63,193	61,733
Retained earnings	115,331	107,238
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(4,567)	(6,396)
Defined benefit plan	(726)	(2,754)
Treasury stock at cost, 510,225 shares	(12,815)	(12,815)
TOTAL SHAREHOLDERS' EQUITY	205,231	191,556
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,232,338	$2,204,809

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Share and Per Share Data)	2024	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$99,780	$83,291	$58,682
Investment securities:
Taxable	7,039	5,346	3,634
Tax-exempt	292	517	823
Dividend and other interest income	2,587	2,441	1,789
TOTAL INTEREST AND DIVIDEND INCOME	109,698	91,595	64,928

INTEREST EXPENSE:
Deposits	35,962	22,131	3,690
Short-term borrowings	4,503	8,401	1,007
Long-term borrowings	10,353	6,099	2,451
TOTAL INTEREST EXPENSE	50,818	36,631	7,148

NET INTEREST INCOME	58,880	54,964	57,780

Provision (recovery) for loan credit losses	942	(927)	1,910
Recovery for off balance sheet credit exposures	(821)	(552)	—
TOTAL PROVISION (RECOVERY) FOR CREDIT LOSSES	121	(1,479)	1,910

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR CREDIT LOSSES	58,759	56,443	55,870

NON-INTEREST INCOME:
Service charges	2,067	2,090	2,103
Net debt securities losses, available for sale	(49)	(193)	(219)
Net equity securities (losses) gains	(11)	15	(146)
Bank-owned life insurance	1,159	1,063	664
Gain on sale of loans	1,484	1,046	1,131
Insurance commissions	553	529	491
Brokerage commissions	684	575	620
Loan broker income	1,384	992	1,674
Debit card income	1,437	1,328	1,464
Other	910	930	931
TOTAL NON-INTEREST INCOME	9,618	8,375	8,713

NON-INTEREST EXPENSE:
Salaries and employee benefits	26,256	25,062	24,267
Occupancy	3,152	3,168	3,080
Furniture and equipment	3,669	3,392	3,288
Software amortization	996	843	840
Pennsylvania shares tax	1,373	1,082	1,452
Professional fees	2,177	2,953	2,434
Federal Deposit Insurance Corporation deposit insurance	1,564	1,578	938
Marketing	283	684	690
Intangible amortization	103	117	154
Goodwill impairment	—	—	653
Merger expense	735	—	—
Other	6,176	5,617	5,202
TOTAL NON-INTEREST EXPENSE	46,484	44,496	42,998

INCOME BEFORE INCOME TAX PROVISION	21,893	20,322	21,585
INCOME TAX PROVISION	4,154	3,714	4,163
CONSOLIDATED NET INCOME	$17,739	$16,608	$17,422

EARNINGS PER SHARE - BASIC	$2.35	$2.34	$2.47
EARNINGS PER SHARE - DILUTED	$2.35	$2.34	$2.47
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,535,397	7,112,450	7,059,437
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,543,111	7,112,450	7,059,437
 See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2024	2023	2022
Net Income	$17,739	$16,608	$17,422
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	2,267	4,140	(15,652)
Tax effect	(477)	(869)	3,287
Net realized loss included in net income	49	193	219
Tax effect	(10)	(41)	(46)
Decrease (increase) of unrecognized pension and post-retirement items	2,568	1,754	(827)
Tax effect	(540)	(369)	173
Total other comprehensive income (loss)	3,857	4,808	(12,846)
Comprehensive income	$21,596	$21,416	$4,576

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2021	7,550,272	$41,945	$53,795	$89,761	$(1,112)	$(12,115)	$172,274
Net income				17,422			17,422
Other comprehensive loss					(12,846)		(12,846)
Cash settlement of options			(1,074)				(1,074)
Stock-based compensation recognized in earnings			1,231				1,231
Dividends declared, ($1.28 per share)				(9,036)			(9,036)
Common shares issued for employee stock purchase plan	3,617	20	62				82
Common shares issued for director compensation plan	12,921	74	238				312
Purchase of treasury stock (30,000 shares)						(700)	(700)
Balance, December 31, 2022	7,566,810	42,039	54,252	98,147	(13,958)	(12,815)	167,665

Cumulative effect of adoption of ASU 2016-13				1,647			1,647
Net income				16,608			16,608
Other comprehensive income					4,808		4,808
Stock-based compensation recognized in earnings			951				951
Dividends declared, ($1.28 per share)				(9,164)			(9,164)
Common shares issued for employee stock purchase plan	3,894	22	67				89
Common shares issued for director compensation plan	10,517	58	197				255
Common shares issued for registered at-the-market offering, net proceeds	420,069	2,331	5,960				8,291
Dividend reinvestment plan	17,929	100	306				406
Balance, December 31, 2023	8,019,219	44,550	61,733	107,238	(9,150)	(12,815)	191,556

Net income				17,739			17,739
Other comprehensive income					3,857		3,857
Stock option exercises	1,412	8					8
Stock-based compensation recognized in earnings			770				770
Dividends declared, ($1.28 per share)				(9,646)			(9,646)
Common shares issued for employee stock purchase plan	6,299	35	96				131
Common shares issued for director compensation plan	8,972	50	134				184
Dividend reinvestment plan	31,066	172	460				632
Balance, December 31, 2024	8,066,968	$44,815	$63,193	$115,331	$(5,293)	$(12,815)	$205,231
See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2024	2023	2022
OPERATING ACTIVITIES:
Net Income	$17,739	$16,608	$17,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,008	2,832	3,466
Amortization of intangible assets	103	117	154
Amortization of investment security discounts and premiums, net	(157)	419	1,140
Goodwill impairment	—	—	653
Loss (gain) on sale of premises and equipment	339	(148)	301
Provision (recovery) for credit losses	121	(1,479)	1,910
Stock based compensation	770	951	1,231
Securities losses, available for sale	49	193	219
Originations of loans held for sale	(59,689)	(39,079)	(39,388)
Proceeds of loans held for sale	61,900	39,430	40,946
Gain on sale of loans	(1,484)	(1,046)	(1,131)
Net equity securities losses (gains)	11	(15)	146
Security trades payable	—	—	(111)
Earnings on bank-owned life insurance	(1,159)	(1,063)	(664)
Increase (decrease) in deferred tax asset	676	497	(681)
Gain on lease abandonment	(127)	—	—
Other, net	(3,735)	605	(1,720)
Net cash provided by operating activities	19,365	18,822	23,893
INVESTING ACTIVITIES:
Investment debt securities available for sale:
Proceeds from sales	9,775	24,702	5,557
Proceeds from calls, maturities and repayments	42,235	28,158	17,372
Purchases	(43,184)	(46,411)	(66,984)
Proceeds from sales of equity securities	—	35	—
Net increase in loans	(37,128)	(199,726)	(248,130)
Acquisition of premises and equipment	(1,199)	(806)	(377)
Proceeds from sale of premises and equipment	741	557	150
Proceeds from the sale of foreclosed assets	323	—	120
Purchase of bank-owned life insurance	(12,147)	(8)	(22)
Proceeds from bank-owned life insurance death benefit	1,492	1,656	2
Investment in limited partnership	—	—	(695)
Proceeds from redemption of regulatory stock	39,193	41,739	11,282
Purchases of regulatory stock	(34,902)	(46,891)	(15,922)
Net cash used for investing activities	(34,801)	(196,995)	(297,647)
FINANCING ACTIVITIES:
Net increase (decrease) in interest-bearing deposits	130,825	80,923	(89,558)
Net (decrease) increase in noninterest-bearing deposits	(14,237)	(47,890)	24,703
Proceeds from long-term borrowings	42,952	180,000	—
Repayment of long-term borrowings	(40,000)	(30,000)	(23,000)
Net (decrease) increase in short-term borrowings	(103,726)	(7,423)	147,602
Finance lease principal payments	(177)	(185)	(180)
Dividends paid	(9,646)	(9,164)	(9,036)
Issuance of common stock	947	9,041	394
Stock options exercised	8	—	—
Purchase of treasury stock	—	—	(700)
Net cash provided by financing activities	6,946	175,302	50,225
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,490)	(2,871)	(223,529)
CASH AND CASH EQUIVALENTS, BEGINNING	37,462	40,333	263,862
CASH AND CASH EQUIVALENTS, ENDING	$28,972	$37,462	$40,333

See accompanying notes to the consolidated financial statements.

	Year Ended December 31,
(In Thousands)	2024	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$49,968	$33,420	$7,196
Income taxes paid	2,636	3,021	3,001
Transfer of loans to foreclosed real estate	95	770	97
Recognition of low-income housing tax asset	—	—	3,873
Recognition of commitment on low-income housing project	—	—	3,873
Adoption of ASU 2016-13, financial instruments - credit losses non-cash impact	—	1,647	—
Finance lease ROU abandonment	658	—	—
Finance lease abandonment	785	—	—

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

Operations are managed and financial performance is evaluated on a corporate-wide basis.  Accordingly, all financial service operations are considered by management to be aggregated in two reportable operating segment.

Agreement and Plan of Merger

On December 16, 2024, the Corporation and Northwest Bancshares, Inc., a Maryland corporation (“Northwest”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, under the terms and subject to the conditions set forth therein, the Corporation will merge with and into Northwest (the “Merger”), with Northwest as the surviving corporation. Immediately after the effective time of the Merger (the “Effective Time”), or at such later time as Northwest determines, the Corporation’s wholly owned subsidiary banks, JSSB and Luzerne, will each merge with and into Northwest Bank, a Pennsylvania-chartered savings bank and wholly owned subsidiary of Northwest (“Northwest Bank”), with Northwest Bank as the surviving bank.

Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each share of the Corporation’s common stock issued and outstanding immediately prior to the Effective Time will be converted into a right to receive 2.385 shares of Northwest common stock. Holders of the Corporation’s common stock will receive cash in lieu of fractional shares. Additionally, at the Effective Time, options that are outstanding under the Corporation’s equity incentive plans immediately prior to the Effective Time will vest in full and be converted automatically into the right to receive a cash payment in an amount calculated under the Merger Agreement. Completion of the Merger requires, among other things, approval from applicable regulatory authorities and approval by the Corporation’s shareholders at a special meeting of shareholders scheduled for April 22, 2025.

The foregoing summary of the Merger Agreement is not complete and is qualified in all respects to the actual language of the Merger Agreement filed by the Corporation as Exhibit 2.1 to a Current Report on Form 8-K on December 20, 2024.

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

Allowance for Credit Losses

The discussion that follows describes the methodology for determining the ACL under the CECL model that was adopted effective January 1, 2023. The allowance methodology for prior periods is disclosed in the Corpoation’s 2022 Annual Report on Form 10-K.

The Corporation has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for credit losses is adequate at December 31, 2024, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased credit loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Banks' credit loss allowance. The regulatory agencies could require the Banks, based on their evaluation of information available at the time of their examination, to provide additional credit loss provisions to further supplement the allowance.

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

Loans Held for Sale

In general, fixed rate residential mortgage loans originated by the Banks are held for sale and are carried at the lower of cost or fair value due to their short holding period, which can range from less than two weeks to a maximum of thirty days.  Sold loans are not serviced by the Banks. Proceeds from the sale of loans in excess of the carrying value are accounted for as a gain.  Total gains on the sale of loans are shown as a component of non-interest income within the Consolidated Statement of Income.

Foreclosed Assets

Foreclosed assets are carried at fair value less estimated selling costs.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses.  Net operating expenses and gains and losses realized from disposition are included in non-interest expense and income, respectively, within the Consolidated Statement of Income.

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

Goodwill

The Corporation performs an annual impairment analysis of goodwill for its purchased subsidiaries, Luzerne Bank and The M Group.  Based on the fair value of these reporting units, estimated using the expected present value of future cash flows, an impairment of goodwill was recognized in 2022 of $653,000 related to The M Group. No impairment of goodwill was recognized in 2024 or 2023.

Intangible Assets

The Corporation also had intangible assets of $107,000, which is net of accumulated amortization of $913,000, as a result of the purchase of two books of business related to investment product sales. The book of business intangible is being amortized using the straight-line method over a period of ten years.

Investments in Limited Partnerships

The Corporation was a limited partner in two partnerships at December 31, 2024 that provides low income elderly housing in the Corporation’s geographic market area. The carrying value of the Corporation’s investment in the limited partnerships was $6,691,000 at December 31, 2024 and $7,815,000 at December 31, 2023. The investments will be amortized using the proportional amortization method over the period of the related tax benefits.  Both partnerships have reached the level of occupancy needed to begin the ten year tax credit recognition period. There was $1,124,000 and $841,000 in amortization recognized in 2024 and 2023.  The Corporation recognized a liability during 2022 in the amount of $3,873,000 for future equity contributions to be made to one of the partnerships, which is still outstanding at December 31, 2024.

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

Segment Reporting

The Corporation has determined that its reportable segments include Jersey Shore State Bank and Luzerne Bank. See note 24 for additional information.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format.  Such reclassifications did not affect net income or shareholders’ equity.

Recent Accounting Pronouncements Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This amendment clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. It also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. For public business entities, the amendments in ASU 2022-03 were effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. This Update did not have a significant impact on the Company’s financial statements.

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The amendments in this ASU permit reporting entities to elect to account for their tax equity investments regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. For public business entities, the ASU was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. This Update did not have a significant impact on the Company’s financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual periods beginning after December 15, 2024, and for annual periods beginning after December 15, 2025, for all other entities. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718), amended the guidance in ASC 718 to add an example showing how to apply the scope guidance to determine whether profits, interest, and similar awards should be accounted for as share-based payment arrangements. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in accumulated other comprehensive income (loss) by component shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2024, 2023, and 2022 were as follows:

	Twelve Months Ended December 31, 2024			Twelve Months Ended December 31, 2023			Twelve Months Ended December 31, 2022
(In Thousands)	Net Unrealized (Loss) Gain on Available for Sale Securities*	Defined Benefit Plan*	Total*	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*
Beginning balance	$(6,396)	$(2,754)	$(9,150)	$(9,819)	$(4,139)	$(13,958)	$2,373	$(3,485)	$(1,112)
Other comprehensive income (loss) before reclassifications	1,790	1,968	3,758	3,271	1,268	4,539	(12,365)	(709)	(13,074)
Amounts reclassified from accumulated other comprehensive income (loss)	39	60	99	152	117	269	173	55	228
Net current-period other comprehensive income (loss)	1,829	2,028	3,857	3,423	1,385	4,808	(12,192)	(654)	(12,846)
Ending balance	$(4,567)	$(726)	$(5,293)	$(6,396)	$(2,754)	$(9,150)	$(9,819)	$(4,139)	$(13,958)
*Amounts net of 21% tax rate

The reclassifications out of accumulated other comprehensive (loss) income shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2024, 2023, and 2022 were as follows:

(In Thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	Twelve Months Ended			Affected Line Item in the Consolidated Statement of Income
	December 31, 2024	December 31, 2023	December 31, 2022
Net realized loss on available for sale securities	$(49)	$(193)	$(219)	Net debt securities losses, net available for sale
Income tax effect	10	41	46	Income tax provision
	$(39)	$(152)	$(173)

Net unrecognized pension expense	$(76)	$(148)	$(69)	Other non-interest expense
Income tax effect	16	31	14	Income tax provision
	$(60)	$(117)	$(55)

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

	Year Ended December 31,
	2024	2023	2022
Weighted average common shares issued	8,045,622	7,622,675	7,559,306
Average treasury stock shares	(510,225)	(510,225)	(499,869)
Weighted average common shares outstanding - basic	7,535,397	7,112,450	7,059,437
Dilutive effect of outstanding stock options	7,714	—	—
Weighted average common shares outstanding - diluted	7,543,111	7,112,450	7,059,437

There were a total of 1,087,300 non-qualified employee stock options (Note 14) outstanding on December 31, 2024 that had a weighted average strike price of $25.12. Options on December 31, 2023 had an average strike price of $25.55 with a total of 1,000,000 options outstanding. Grants outstanding at year-end 2022 totaled to 914,000 options with an average strike price of $25.34. A portion of options were included, on a weighted average basis, in the computation of diluted earnings per share for 2024 due to the average market price of common shares being in excess of the strike price of the options. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the 2023 and 2022 periods presented due to the average market price of common shares being less than the strike price of the options.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost, gross gains and losses, and fair values of investment securities at December 31, 2024 and 2023 are as follows:

	2024
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
U.S. Government and agency securities	$2,000	$—	$(40)	$1,960
Mortgage-backed securities	38,795	127	(565)	38,357
State and political securities	104,992	48	(4,416)	100,624
Other debt securities	44,536	684	(1,619)	43,601
Total debt securities	$190,323	$859	$(6,640)	$184,542

Investment equity securities:
Other equity securities	$1,300	$—	$(189)	$1,111
Total equity securities	$1,300	$—	$(189)	$1,111

	2023
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
U.S. Government and agency securities	$4,000	$3	$(60)	$3,943
Mortgage-backed securities	15,457	120	(222)	15,355
State and political securities	120,740	162	(5,287)	115,615
Other debt securities	58,844	97	(2,909)	56,032
Total debt securities	$199,041	$382	$(8,478)	$190,945

Investment equity securities:
Other equity securities	$1,300	$—	$(178)	$1,122
Total equity securities	$1,300	$—	$(178)	$1,122

There was no allowance for credit losses recorded for AFS securities at December 31, 2024 or 2023.

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2024 and 2023.

	2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
U.S. Government and agency securities	$988	$(12)	$972	$(28)	$1,960	$(40)
Mortgage-backed securities	21,988	(391)	1,640	(174)	23,628	(565)
State and political securities	22,249	(598)	74,096	(3,818)	96,345	(4,416)
Other debt securities	2,716	(65)	23,014	(1,554)	25,730	(1,619)
Total Debt Securities AFS	$47,941	$(1,066)	$99,722	$(5,574)	$147,663	$(6,640)

	2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
U.S. Government and agency securities	$—	$—	$2,940	$(60)	$2,940	$(60)
Mortgage-backed securities	7,559	(78)	984	(144)	8,543	(222)
State and political securities	6,051	(128)	99,405	(5,159)	105,456	(5,287)
Other debt securities	12,976	(218)	35,449	(2,691)	48,425	(2,909)
Total Debt Securities AFS	$26,586	$(424)	$138,778	$(8,054)	$165,364	$(8,478)

At December 31, 2024 there were 51 individual securities in a continuous unrealized loss position for less than twelve months and 134 individual securities in a continuous unrealized loss position for greater than twelve months.

The Corporation reviews its position quarterly and has asserted that at December 31, 2024 and 2023, the declines outlined in the above table do not represent credit losses and the Corporation does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Corporation has concluded that no allowance for credit losses is necessary as the unrealized losses are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$19,061	$18,831
Due after one year to five years	69,561	67,352
Due after five years to ten years	76,459	73,610
Due after ten years	25,242	24,749
Total	$190,323	$184,542

Total gross proceeds from sales of securities available for sale were $9,775,000, $24,702,000, and $5,557,000 for 2024, 2023, and 2022, respectively.

The following table represents gross realized gains and losses on those transactions:

	Year Ended December 31,
(In Thousands)	2024	2023	2022
Gross realized gains:
U.S. Government and agency securities	$—	$—	$—
Mortgage-backed securities	—	—	—
State and political securities	53	146	14
Other debt securities	49	—	—
Total gross realized gains	$102	$146	$14
Gross realized losses:
U.S. Government and agency securities	$—	$—	$—
Mortgage-backed securities	—	—	—
State and political securities	43	339	233
Other debt securities	108	—	—
Total gross realized losses	$151	$339	$233

There were no impairment charges included in gross realized losses for the years ended December 31, 2024, 2023, and 2022.

Investment securities with a carrying value of approximately $110,153,000 and $107,800,000 at December 31, 2024 and 2023, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

Equity securities consist of Community Reinvestment Act funds along with other smaller investments in other exchange traded equities. At December 31, 2024 and December 31, 2023, we had $1,111,000 and $1,122,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the years ended December 31, 2024, 2023 and 2022:

(In Thousands)	2024	2023	2022
Net (loss) gain recognized in equity securities during the period	$(11)	$15	$(146)
Less: Net (loss) gain realized on the sale of equity securities during the period	—	(1)	—
Unrealized (loss) gain recognized in equity securities held at reporting date	$(11)	$16	$(146)

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

The following table presents the related aging categories of loans, by class, as of December 31, 2024 and 2023:

	2024
(In Thousands)	Past Due 30 To 89 Days	Past Due 90 Days Or More	Current	Total
Commercial, financial, and agricultural	$1,742	$64	$210,313	$212,119
Real estate mortgage:
Residential	13,222	2,622	814,563	830,407
Commercial	1,522	2,964	531,533	536,019
Construction	1,056	—	42,075	43,131
Consumer automobile loans	5,071	373	239,150	244,594
Other consumer installment loans	160	41	9,644	9,845
	$22,773	$6,064	$1,847,278	1,876,115
Net deferred loan fees and discounts				963
Allowance for credit losses				(11,848)
Loans, net				$1,865,230

	2023
(In Thousands)	Past Due 30 To 89 Days	Past Due 90 Days Or More	Current	Total
Commercial, financial, and agricultural	$749	$587	$212,130	$213,466
Real estate mortgage:
Residential	10,158	1,970	786,373	798,501
Commercial	1,466	273	529,862	531,601
Construction	812	—	39,577	40,389
Consumer automobile loans	2,748	307	241,343	244,398
Other consumer installment loans	620	11	9,730	10,361
	$16,553	$3,148	$1,819,015	1,838,716
Net deferred loan fees and discounts				1,048
Allowance for loan losses				(11,446)
Loans, net				$1,828,318

The majority of the commercial real-estate segment is 1-4 family residential or owner occupied properties. The Banks have not historically focused on non-owner occupied office buildings. As of December 31, 2023, non-mixed use non-owner occupied office building exposure is minimal at $14,100,000 with no loans being past due or nonperforming. A total $4,516,000 in loans were considered past due 90 or more days and were still accruing.

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

Non-Accrual Loans

Total non-accrual loans at December 31, 2024 and 2023 are as follows:

	December 31, 2024			December 31, 2023
	Non-accrual Loans
(In Thousands)	With a Related ACL	Without a Related ACL	Total	With a Related ACL	Without a Related ACL	Total
Commercial, financial, and agricultural	$—	$564	$564	$—	$504	$504
Real estate mortgage:
Residential	—	212	212	21	259	280
Commercial	2,036	1,576	3,612	—	214	214
Construction	—	—	—	—	—	—
Consumer automobile	—	—	—	—	—	—
Other consumer installment loans	—	—	—	—	—	—
	$2,036	$2,352	$4,388	$21	$977	$998

Total interest income recorded on non-accrual loans at December 31, 2024 and 2023 totaled $194,000 and $117,000, respectively.

Impaired Loans

The following table presents the average recorded investment in impaired loans and related interest income recognized for December 31, 2022:

	2022
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$765	$20	$—
Real estate mortgage:
Residential	4,676	192	3
Commercial	7,233	201	26
Construction	34	1	—
Consumer automobile loans	3	1	—
Other consumer installment loans	16	—	—
	$12,727	$415	$29

At December 31, 2024, no additional funds were committed to be advanced in connection with individually evaluated loans.

The following table presents outstanding loan balances of collateral-dependent loans by class as of December 31, 2024 and December 31, 2023:

	December 31, 2024
(In Thousands)	Real estate	Unsecured*	Total
Real estate mortgage:
Residential	$1,420	$—	$1,420
Commercial	3,505	—	3,505
Total	$4,925	$—	$4,925

	December 31, 2023
(In Thousands)	Real estate	Unsecured*	Total
Real estate mortgage:
Residential	$1,533	$—	$1,533
Commercial	88	—	88
Total	$1,621	$—	$1,621
* Loan considered unsecured due to lien position on property

Loan Modifications

On January 1, 2023, the Corporation adopted ASU 2022-02. Loan modifications to borrowers experiencing financial difficulty ("TLM") reported below do not include modifications with insignificant payment delays. ASU 2022-02 lists the following factors when considering if the loan modification has insignificant payment delays: (1) the amount of the restructured payments subject to the delay is insignificant relative to the unpaid principal or collateral value of the debt and will result in an insignificant shortfall in the contractual amount due, and (2) the delay in timing of the restructured payment period is insignificant relative to the frequency of payments due under the debt, the debt’s original contractual maturity or the debt’s original expected duration.

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

There were no loan modifications to borrowers experiencing financial difficulty completed during the twelve months ended December 31, 2024 and 2023.

No loan modifications considered TLMs made during the twelve months prior to December 31, 2024 and 2023 defaulted.

Loans considered modifications amounted to $4,319,000 and $5,019,000 as of December 31, 2024 and December 31, 2023, respectively.

Loan modifications that are considered TDRs completed during the twelve months ended December 31, 2022 were as follows:

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external semi-annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions. The 2024 loan review evaluated 55% of the Bank's average outstanding commercial portfolio which can consist of outstanding loans, commercial real estate mortgages and outstanding commitments. Detailed reviews, including plans for resolution, are performed on loans classified as substandard, doubtful, or loss on a quarterly basis.

The following table presents the credit quality categories identified above as of December 31, 2024 and 2023:

	December 31, 2024
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial, financial, and agricultural
Pass	$29,156	$24,335	$41,488	$30,040	$29,742	$23,601	$31,511	$144	$210,017
Special Mention	—	—	127	24	15	—	—	—	166
Substandard or Lower	—	—	—	—	—	690	476	770	1,936
	$29,156	$24,335	$41,615	$30,064	$29,757	$24,291	$31,987	$914	$212,119

Current period gross write offs	$—	$40	$71	$—	$—	$65	$—	$—	$176

Real estate mortgage:
Residential
Pass	$107,763	$114,177	$125,199	$78,214	$44,408	$147,432	$61,341	$148,538	$827,072
Special Mention	—	334	516	—	—	90	—	—	940
Substandard or Lower	—	—	309	266	—	1,766	—	54	2,395
	$107,763	$114,511	$126,024	$78,480	$44,408	$149,288	$61,341	$148,592	$830,407

Current period gross write offs	$—	$—	$—	$—	$—	$13	$27	$—	$40

Commercial
Pass	$37,787	$63,099	$102,339	$117,802	$45,307	$143,949	$12,456	$873	$523,612
Special Mention	—	181	149	2,366	—	906	—	—	3,602
Substandard or Lower	—	—	—	872	—	7,933	—	—	8,805
	$37,787	$63,280	$102,488	$121,040	$45,307	$152,788	$12,456	$873	$536,019

Current period gross write offs	$—	$—	$—	$—	$—	$3	$—	$—	$3

Construction
Pass	$15,094	$14,053	$6,888	$1,225	$1,117	$4,325	$350	$—	$43,052
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	79	—	—	79
	$15,094	$14,053	$6,888	$1,225	$1,117	$4,404	$350	$—	$43,131

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Automobile
Pass	$78,688	$89,462	$53,488	$11,776	$7,691	$3,489	$—	$—	$244,594
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$78,688	$89,462	$53,488	$11,776	$7,691	$3,489	$—	$—	$244,594

Current period gross write offs	$115	$525	$246	$97	$61	$37	$—	$—	$1,081

Installment loans to individuals
Pass	$2,837	$1,739	$1,245	$800	$386	$2,808	$—	$30	$9,845
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$2,837	$1,739	$1,245	$800	$386	$2,808	$—	$30	$9,845

Current period gross write offs	$122	$86	$30	$2	$4	$52	$—	$—	$296

	December 31, 2023
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial, financial, and agricultural
Pass	$31,190	$49,615	$35,901	$31,980	$3,123	$29,502	$29,397	$101	$210,809
Special Mention	—	183	37	19	—	138	223	—	600
Substandard or Lower	—	—	—	85	—	742	487	743	2,057
	$31,190	$49,798	$35,938	$32,084	$3,123	$30,382	$30,107	$844	$213,466

Current period gross write offs	$—	$41	$—	$—	$—	$—	$—	$—	$41

Real estate mortgage:
Residential
Pass	$135,939	$134,077	$88,844	$51,378	$33,914	$148,802	$56,519	$146,055	$795,528
Special Mention	—	844	273	—	—	—	—	—	1,117
Substandard or Lower	—	—	—	—	—	1,790	—	66	1,856
	$135,939	$134,921	$89,117	$51,378	$33,914	$150,592	$56,519	$146,121	$798,501

Current period gross write offs	$—	$—	$—	$—	$—	$9	$73	$—	$82

Commercial
Pass	$55,664	$107,638	$128,094	$49,603	$24,104	$144,377	$12,338	$821	$522,639
Special Mention	—	153	2,990	—	—	1,891	—	—	5,034
Substandard or Lower	—	—	—	—	59	3,869	—	—	3,928
	$55,664	$107,791	$131,084	$49,603	$24,163	$150,137	$12,338	$821	$531,601

Current period gross write offs	$59	$—	$—	$—	$—	$3	$—	$—	$62

Construction
Pass	$25,494	$6,837	$1,742	$1,302	$392	$4,272	$261	$—	$40,300
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	89	—	—	89
	$25,494	$6,837	$1,742	$1,302	$392	$4,361	$261	$—	$40,389

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Automobile
Pass	$119,922	$78,443	$19,567	$15,348	$7,305	$3,813	$—	$—	$244,398
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$119,922	$78,443	$19,567	$15,348	$7,305	$3,813	$—	$—	$244,398

Current period gross write offs	$30	$320	$178	$113	$8	$17	$—	$—	$666

Installment loans to individuals
Pass	$2,952	$2,188	$1,177	$524	$407	$3,071	$—	$42	$10,361
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$2,952	$2,188	$1,177	$524	$407	$3,071	$—	$42	$10,361

Current period gross write offs	$232	$47	$23	$8	$12	$34	$13	$11	$380

Activity in the allowance is presented for the twelve months ended December 31, 2024, 2023, and 2022:

	2024
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$3,379	$1,200	$3,352	$145	$2,668	$702	$—	$11,446
Charge-offs	(176)	(40)	(3)	—	(1,081)	(296)	—	(1,596)
Recoveries	758	32	2	—	178	86	—	1,056
Provision	(1,638)	(466)	1,948	(138)	1,144	92	—	942
Ending Balance	$2,323	$726	$5,299	$7	$2,909	$584	$—	$11,848

	2023
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,914	$5,061	$6,110	$188	$1,617	$109	$638	$15,637
Impact of adopting ASC 326	2,656	(3,893)	(2,660)	(96)	240	602	(638)	(3,789)
Charge-offs	(41)	(82)	(62)	—	(666)	(380)	—	(1,231)
Recoveries	1,538	29	26	—	79	84	—	1,756
Provision	(2,688)	85	(62)	53	1,398	287	—	(927)
Ending Balance	$3,379	$1,200	$3,352	$145	$2,668	$702	$—	$11,446

	2022
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176
Charge-offs	(21)	(21)	(154)	—	(386)	(267)	—	(849)
Recoveries	186	47	4	29	58	76	—	400
Provision	(197)	334	924	(20)	534	189	146	1,910
Ending Balance	$1,914	$5,061	$6,110	$188	$1,617	$109	$638	$15,637

The shift in allocation and the changes in the provision for credit losses are primarily due to changes in the credit metrics within the loan portfolio along with the continued use of the CECL model.

The negative provision for commercial and agricultural loans decreased during 2024 due to the level of net recoveries. The provision for residential real estate loans decreased as the portfolio metrics continue to improve. The provision for commercial real estate loans increased primarily due to the credit downgrading of several loan relationships. The provision for consumer automobiles decreased slightly as the provision approximated the level of net charge-offs while the portfolio balance remained stable.

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

The Corporation grants commercial, industrial, residential, and installment loans to customers throughout north-east and central Pennsylvania. Although the Corporation has a diversified loan portfolio at December 31, 2024 and 2023, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The amount of foreclosed residential real estate held at December 31, 2024 and December 31, 2023, totaled $1,496,000 and $700,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2024 and December 31, 2023, totaled $1,693,000 and $601,000, respectively.

The Corporation has a concentration of loans at December 31, 2024 and 2023 as follows:

	2024	2023
Owners of residential rental properties	19.77%	18.74%
Owners of commercial rental properties	14.73%	14.65%

NOTE 7 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2024 and 2023:

(In Thousands)	2024	2023
Land	$6,546	$6,595
Premises	20,672	22,129
Furniture and equipment	9,604	13,223
Leasehold improvements	4,059	4,157
Finance lease right-of-use assets	5,516	6,576
Total	46,397	52,680
Less accumulated depreciation and amortization	18,608	22,430
Net premises and equipment	$27,789	$30,250

Depreciation and amortization related to premises and equipment for the years ended 2024, 2023, and 2022 was $1,887,000, $1,990,000, and $2,107,000, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

As of December 31, 2024 and 2023, goodwill had a gross carrying value of $17,380,000 and accumulated amortization of $277,000. During 2022 an impairment charge of $653,000 was recognized resulting in a net carrying amount of $16,450,000 at December 31, 2022. The impairment charge occurred due to a decline in revenue that was experienced during 2022 for The M Group.

The gross carrying amount of goodwill is tested for impairment annually.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2024.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  Since the acquisition, no such adjustments were recorded.  The identifiable intangible assets consist of two book of business intangibles that are being amortized on a straight-line basis over the useful life of such assets.  The net carrying amount of the book of business intangibles at December 31, 2024 was $107,000 with $913,000 accumulated amortization as of that date.

As of December 31, 2024, the estimated future amortization expense for the core deposit and trade name intangible was:

(In Thousands)	Book of Business Intangible
2025	$102
2026	5
$107

NOTE 9 - DEPOSITS

Time deposits of $250,000 or more totaled approximately $81,426,000 on December 31, 2024 and $50,722,000 on December 31, 2023.

Total time deposit maturities are as follows at December 31, 2024:

(In Thousands)	2024
2025	$488,055
2026	19,858
2027	7,482
2028	2,776
2029	533
Thereafter	437
Total	$519,141

Total deposits at December 31, 2024 and 2023 are as follows:

	2024	2023
(In Thousands)	Amount	Amount
Noninterest-bearing	$456,936	$471,173
Savings	208,340	219,287
Super Now	212,687	214,888
Money Market	308,977	299,353
Time	340,844	260,067
Brokered Time Deposits	178,297	124,725
Total deposits	$1,706,081	$1,589,493

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Banks also have additional lines of credit totaling $90,000,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2024 and 2023:

(In Thousands)	2024	2023
Repurchase Agreements:
Balance at year end	$1,934	$3,631
Maximum amount outstanding at any month end	4,454	5,153
Average balance outstanding during the year	2,943	4,110
Weighted-average interest rate:
At year end	1.62%	0.45%
Paid during the year	1.51%	0.57%
Overnight:
Balance at year end	$31,811	$92,295
Maximum amount outstanding at any month end	128,570	178,010
Average balance outstanding during the year	49,188	126,742
Weighted-average interest rate:
At year end	5.20%	5.68%
Paid during the year	5.66%	5.45%
Short-Term:
Balance at year end	$8,455	$50,000
Maximum amount outstanding at any month end	90,000	50,000
Average balance outstanding during the year	29,915	26,288
Weighted-average interest rate:
At year end	4.84%	5.62%
Paid during the year	5.60%	5.59%
We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2024 and 2023 is presented in the following tables.

	2024	2023
	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Overnight and Continuous
Repurchase Agreements:
State and political securities	$5,717	$7,976
Other debt securities	—	—
Total carrying value of collateral pledged	$5,717	$7,976

Total liability recognized for repurchase agreements	$1,934	$3,631

NOTE 11 - LONG-TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2024 and 2023:

(In Thousands)		Weighted Average Interest Rate		Stated Interest Rate Range
Description	Maturity	2024	2023	From	To	2024	2023
Fixed	2024	—%	2.24%	1.50%	2.96%	$—	$40,000
Fixed	2025	4.12%	3.97%	1.14%	5.48%	110,384	95,000
Fixed	2026	4.44%	4.54%	3.93%	5.01%	32,569	15,000
Fixed	2027	4.30%	4.30%	4.05%	4.88%	50,000	40,000
Fixed	2028	3.94%	3.94%	3.76%	4.45%	55,000	55,000
Total Fixed		4.16%	3.77%			247,953	245,000
Total		4.16%	3.77%			$247,953	$245,000

There were a total of $6,635,000 and $7,598,000 in finance leases outstanding at December 31, 2024 and 2023, respectively.

(In Thousands) Year Ending December 31,	Amount	Weighted Average Rate
2025	$110,384	4.12%
2026	32,569	4.44%
2027	50,000	4.30%
2028	55,000	3.94%
	$247,953	4.16%

The Banks maintain a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, at December 31, 2024, JSSB has a remaining borrowing capacity of $354,394,000 and Luzerne has a remaining capacity of $204,786,000, which are subject to annual renewal and typically incur no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of each Bank which consist principally of first mortgage loans and state and political securities, along with other securities. Total outstanding letters of credit at December 31, 2024 with the FHLB for JSSB are $100,000 while Luzerne has $0 outstanding.

NOTE 12 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2024 and 2023:

(In Thousands)	2024	2023
Deferred tax assets:
Allowance for loan losses	$2,604	$2,685
Deferred compensation	1,893	1,838
Lease liability	2,140	2,317
Fair value adjustment on equity securities	40	37
Unrealized loss on available for sale securities	1,214	1,700
Non-qualified Stock Options	827	668
Capital loss carryforward	374	380
Other	147	174
Total	9,239	9,799
Deferred tax liabilities:
Lease right of use asset	1,888	2,090
Defined pension	2,030	1,359
Investment security accretion	474	311
Deferred loan fees and discounts	200	218
Depreciation	357	356
Amortization	423	430
Valuation allowance	374	380
Total	5,746	5,144
Deferred tax asset, net	$3,493	$4,655

A valuation allowance was established on the $1,003,000 of capital loss carryforwards in 2021. The valuation allowance was increased by $807,000 to a total of $1,810,000 due to additional capital losses resulting when the Corporation's federal tax return was filed in October of 2022. There were no other valuation allowances established at December 31, 2024, because of the Corporation’s ability to carry back losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Corporation’s earning potential. The Corporation is no longer subject to federal, state, and local examinations by tax authorities for years before 2021.

The provision or benefit for income taxes is comprised of the following for the year ended December 31, 2024, 2023, and 2022:

(In Thousands)	2024	2023	2022
Currently payable	$4,017	$2,779	$4,671
Deferred expense (benefit)	137	935	(508)
Total provision	$4,154	$3,714	$4,163

A reconciliation between the expected income tax or benefit and the effective income tax rate on income before income tax provision or benefit follows for the year ended December 31, 2024, 2023, and 2022:

	2024		2023		2022
(In Thousands)	Amount	%	Amount	%	Amount	%
Provision at expected rate	$4,598	21.00%	$4,268	21.00%	$4,532	21.00%
(Decrease) increase in tax resulting from:
Tax-exempt income	(510)	(2.33)	(548)	(2.70)	(516)	(2.39)
Other, net	66	0.30	(6)	(0.03)	147	0.68
Effective income tax provision and rate	$4,154	18.97%	$3,714	18.27%	$4,163	19.29%

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

The following table sets forth the obligation and funded status as of December 31, 2024 and 2023:

(In Thousands)	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$16,858	$16,544
Interest cost	773	792
Actuarial loss	102	113
Benefits paid	(955)	(916)
Change in actuarial assumptions	(993)	325
Benefit obligation at end of year	$15,785	$16,858

Change in plan assets:
Fair value of plan assets at beginning of year	$23,329	$20,894
Actual return on plan assets	3,079	3,351
Benefits paid	(955)	(916)
Adjustment to fair value of plan assets	(1)	—
Fair value of plan assets at end of year	25,452	23,329
Funded status	$9,667	$6,471

Accounts recognized on balance sheet as:
Total assets	$9,667	$6,471

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$916	$3,486

The accumulated benefit obligation for the Plan was $15,785,000 and $16,858,000 at December 31, 2024 and 2023, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income (Loss) as of December 31, 2024, 2023, and 2022 are as follows:

(In Thousands)	2024	2023	2022
Net periodic pension cost:
Interest cost	$773	$792	$553
Expected return on plan assets	(1,460)	(1,306)	(1,652)
Amortization of unrecognized net loss	60	148	69
Net periodic (benefit) cost	$(627)	$(366)	$(1,030)

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2024, 2023, and 2022:

	2024	2023	2022
Discount rate	5.39%	4.73%	4.93%

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Discount rate	4.73%	4.93%	2.61%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2024 and 2023 by asset category are as follows:

Asset Category	2024	2023
Cash	2.29%	3.91%
Fixed income securities	12.90%	14.34%
Equity	74.68%	70.96%
Inflation Hedges/Real Assets	5.01%	5.38%
Hedged Strategies	5.12%	5.41%
Total	100.00%	100.00%

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 20 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2024 and 2023:

	2024
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$598	$—	$—	$598
Mutual funds - taxable fixed income	3,281	—	—	3,281
Mutual funds - domestic equity	14,012	—	—	14,012
Mutual funds - international equity	4,985	—	—	4,985
Inflation Hedges/Real Assets	1,274	—	—	1,274
Hedged Strategies	1,302	—	—	1,302
Total assets at fair value	$25,452	$—	$—	$25,452

	2023
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$913	$—	$—	$913
Mutual funds - taxable fixed income	3,346	—	—	3,346
Mutual funds - domestic equity	11,606	—	—	11,606
Mutual funds - international equity	4,947	—	—	4,947
Inflation Hedges/Real Assets	1,255	—	—	1,255
Hedged Strategies	1,262	—	—	1,262
Total assets at fair value	$23,329	$—	$—	$23,329

The following future benefit payments are expected to be paid:

(In Thousands)
2025	$1,192
2026	1,218
2027	1,232
2028	1,244
2029	1,262
2030-2034	6,012
$12,160

The Corporation does not expect to contribute to its Pension Plan in 2025.

401(k) Savings Plan

The Corporation also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Corporation may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $611,000, $540,000, and $548,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

To fund benefits under the deferred compensation plan, the Corporation has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Corporation. The Corporation incurred expenses related to the plan of $656,000, $656,000, and $588,000 for the years ended December 31, 2024, 2023, and 2022, respectively.  Benefits paid under the plan were approximately $554,000, $545,000, and $267,000 in 2024, 2023, and 2022, respectively.

NOTE 14 - STOCK OPTIONS

In 2020, the Corporation adopted the 2020 Equity Incentive Plan which replaced the 2014 Equity Incentive Plan. The Equity Incentive Plans are designed to help the Corporation attract, retain, and motivate employees and non-employee directors. Incentive stock options, non-qualified stock options, and restricted stock may be granted as part of the plan.

A summary of stock option activity for the year ended December 31, 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,000,000	$25.55	6.92	$—
Granted	97,000	20.85	9.04
Exercised	(6,700)	25.49
Expired	(3,000)	28.01
Outstanding at December 31, 2024	1,087,300	$25.12	6.21	$5,724,852

Options exercisable at December 31, 2024	470,100	$26.11	5.11	$2,012,028

On December 31, 2024, a total of 1,087,300 options were outstanding. Outstanding options at December 31, 2024 and the related vesting schedules are summarized below:

Stock Options Granted
Date	Shares	Forfeited	Settlement	Outstanding	Strike Price	Vesting Period	Expiration
January 17, 2024	64,700	—	—	64,700	$20.85	3 years	10 years
January 17, 2024	32,300	—	—	32,300	20.85	5 years	10 years
January 20, 2023	59,500	—	—	59,500	27.77	3 years	10 years
January 20, 2023	29,500	—	—	29,500	27.77	5 years	10 years
January 18, 2022	156,000	—	—	156,000	24.10	3 years	10 years
January 18, 2022	78,000	—	—	78,000	24.10	5 years	10 years
April 9, 2021	156,500	—	(2,700)	153,800	24.23	3 years	10 years
April 9, 2021	78,000	—	—	78,000	24.23	5 years	10 years
March 11, 2020	119,300	—	(2,500)	116,800	25.34	3 years	10 years
March 11, 2020	119,200	—	—	119,200	25.34	5 years	10 years
March 15, 2019	120,900	(21,300)	(750)	98,850	28.01	3 years	10 years
March 15, 2019	119,100	(20,700)	(750)	97,650	28.01	5 years	10 years
August 27, 2015	58,125	(26,250)	(28,875)	3,000	28.02	5 years	10 years

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during 2024, 2023, and 2022:

	2024	2023	2022
Risk-free interest rate	3.87%	3.76%	1.23%
Expected volatility	32.00%	31.42%	33.50%
Expected annual dividend	$1.28	$1.28	$1.28
Expected life	6.83 years	6.51 years	6.84 years
Weighted average grant date fair value per option	$3.73	$6.11	$4.28

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

For the years ended December 31, 2024, 2023, and 2022 there was $770,000, $951,000, and $1,231,000 in total share-based compensation expense, respectively. There was additional compensation expense of $183,000 (after-tax $145,000) associated with the voluntary cash settlement of 346,725 outstanding stock options that occurred in June of 2022. The compensation expense is recorded as part of the non-interest expenses in the Consolidated Statement of Income.

Exercisable stock awards at December 31, 2024 were 470,100 with a weighted average remaining exercisable contractual life of 5.11 years.

NOTE 15 - EMPLOYEE STOCK PURCHASE PLAN

The Corporation maintains the Penns Woods Bancorp, Inc. Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Corporation. The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of fair value with an employee eligible to purchase up to the lesser of 15% of base compensation or $25,000 in 2024 and $12,000 in 2023 and 2022 in fair value annually. There were 6,299, 3,894 and 3,617 shares issued under the plan for the years ended December 31, 2024, 2023 and 2022 respectively.

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2024 and 2023:

(In Thousands)	Beginning Balance	New Loans	Other	Repayments	Ending Balance
2023	$11,545	2,484	—	(5,850)	$8,179
2024	8,179	4,699	(59)	(3,950)	8,869

Loan balances that are no longer considered part of a related party relationship are shown as other activity.

Deposits from related parties held by the Banks amounted to $27,122,000 at December 31, 2024 and $21,290,000 at December 31, 2023.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2024 and 2023:

(In Thousands)	2024	2023
Commitments to extend credit	$887,788	$855,171
Funded commitments to extend credit	487,074	469,684
Remaining unfunded commitments to extend credit	400,714	385,487
Standby letters of credit	9,977	13,969
Credit exposure from the sale of assets with recourse	7,305	6,995
Total unfunded credit exposure	$417,996	$406,451
Allowance for credit losses	$551	$1,342

Commitment to extend credit funded rate	54.9%	54.9%
Historic commitment to extend credit funded rate	56.3%	51.6%

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

As of December 31, 2024 and 2023, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

We expect to continue to emphasize growth in our commercial and consumer loan portfolios, and additional regulatory capital generated through retained earnings and other sources will be necessary to support any such continued growth. At December 31, 2024, each of the Banks were “well capitalized” as defined by applicable bank regulatory standards. Applicable regulatory capital requirements also require each Bank to maintain a “capital conservation buffer,” consisting solely of tier 1 common equity, of 2.5% above the regulatory minimum capital requirements for each of the tier 1 common equity (“CET1”), tier 1 (“Tier 1”), and total capital (“Total Capital”) ratios. As a result of the capital conservation buffer requirements, if a bank does not maintain CET1, Tier 1 and Total Capital ratios of at least 7%, 8.5%, and 10.5%, respectively, determined as of the end of each calendar quarter, the bank’s ability to make certain discretionary payments, including discretionary dividend payments, are subject to a maximum payout ratio limitation unless the FDIC approves the distribution or payment. At December 31, 2024, each of Banks exceeded the capital conservation buffer requirements for applicable capital ratios.

The Corporation’s and the Banks' actual capital ratios (using the definitions from the prompt corrective action rules) are presented in the following tables, which shows that the Corporation and both Banks met all regulatory capital requirements.

Consolidated Corporation

	2024		2023
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$194,466	10.429%	$184,546	10.098%
For Capital Adequacy Purposes	83,910	4.500%	82,240	4.500%
Minimum To Maintain Capital Conservation Buffer	130,527	7.000%	127,929	7.000%
To Be Well Capitalized	121,203	6.500%	118,791	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$206,865	11.094%	$197,334	10.798%
For Capital Adequacy Purposes	149,173	8.000%	146,200	8.000%
Minimum To Maintain Capital Conservation Buffer	195,789	10.500%	191,888	10.500%
To Be Well Capitalized	186,466	10.000%	182,751	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$194,466	10.429%	$184,546	10.098%
For Capital Adequacy Purposes	111,880	6.000%	109,653	6.000%
Minimum To Maintain Capital Conservation Buffer	158,497	8.500%	155,342	8.500%
To Be Well Capitalized	149,173	8.000%	146,204	8.000%
Tier I Capital (to Average Assets)
Actual	$194,466	8.775%	$184,546	8.597%
For Capital Adequacy Purposes	88,645	4.000%	85,865	4.000%
To Be Well Capitalized	110,807	5.000%	107,332	5.000%

Jersey Shore State Bank

	2024		2023
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$137,102	10.100%	$131,356	9.890%
For Capital Adequacy Purposes	61,085	4.500%	59,768	4.500%
Minimum To Maintain Capital Conservation Buffer	95,021	7.000%	92,972	7.000%
To Be Well Capitalized	88,234	6.500%	86,331	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$147,327	10.853%	$142,134	10.701%
For Capital Adequacy Purposes	108,598	8.000%	106,258	8.000%
Minimum To Maintain Capital Conservation Buffer	142,535	10.500%	139,464	10.500%
To Be Well Capitalized	135,748	10.000%	132,823	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$137,102	10.100%	$131,356	9.890%
For Capital Adequacy Purposes	81,447	6.000%	79,690	6.000%
Minimum To Maintain Capital Conservation Buffer	115,383	8.500%	112,894	8.500%
To Be Well Capitalized	108,596	8.000%	106,254	8.000%
Tier I Capital (to Average Assets)
Actual	$137,102	8.571%	$131,356	8.344%
For Capital Adequacy Purposes	63,984	4.000%	62,970	4.000%
To Be Well Capitalized	79,980	5.000%	78,713	5.000%

Luzerne Bank

	2024		2023
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$55,651	10.735%	$51,974	10.288%
For Capital Adequacy Purposes	23,328	4.500%	22,734	4.500%
Minimum To Maintain Capital Conservation Buffer	36,288	7.000%	35,363	7.000%
To Be Well Capitalized	33,696	6.500%	32,837	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$57,825	11.155%	$53,984	10.686%
For Capital Adequacy Purposes	41,470	8.000%	40,415	8.000%
Minimum To Maintain Capital Conservation Buffer	54,430	10.500%	53,044	10.500%
To Be Well Capitalized	51,838	10.000%	50,518	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$55,651	10.735%	$51,974	10.288%
For Capital Adequacy Purposes	31,104	6.000%	30,311	6.000%
Minimum To Maintain Capital Conservation Buffer	44,065	8.500%	42,941	8.500%
To Be Well Capitalized	41,473	8.000%	40,415	8.000%
Tier I Capital (to Average Assets)
Actual	$55,651	8.020%	$51,974	8.316%
For Capital Adequacy Purposes	27,756	4.000%	25,000	4.000%
To Be Well Capitalized	34,695	5.000%	31,249	5.000%

During the twelve months ended December 31, 2023, the Company sold 420,069 shares of common stock in a registered at-the-market offering pursuant to the terms of an equity distribution agreement, dated September 13, 2023 (the “Distribution Agreement”), between D.A. Davidson & Co. (the “Distribution Agent”) and the Company. Under the terms of the Distribution Agreement, the Company paid the Distribution Agent a fee in the amount of 2.75% of the gross proceeds from the sale of such shares, and realized net proceeds of $8,291,000 from the sales of shares under the Distribution Agreement for the year ended December 31, 2023. There were no shares sold under the registered at-the-market offering during the twelve months ended December 31, 2024.

NOTE 19 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2024, the balance in the additional paid in capital account totaling $16,107,000 for JSSB and $44,104,000 for Luzerne is unavailable for dividends.

The Banks are subject to regulatory restrictions, which limit the ability to loan funds to Penns Woods Bancorp, Inc. At December 31, 2024, the regulatory lending limit amounted to approximately $27,500,000.

Cash and Due from Banks

JSSB and Luzerne had no reserve requirements by the district Federal Reserve Bank at December 31, 2024 or 2023; however, if they did they would be reported with cash and due from banks. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2024 and 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2024
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$1,960	$—	$1,960
Mortgage-backed securities	—	38,357	—	38,357
State and political securities	—	100,624	—	100,624
Other debt securities	—	43,601	—	43,601
Investment equity securities:
Other equity securities	1,111	—	—	1,111

	2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,943	$—	$3,943
Mortgage-backed securities	—	15,355	—	15,355
State and political securities	—	115,615	—	115,615
Other debt securities	—	56,032	—	56,032
Investment equity securities:
Other equity securities	1,122	—	—	1,122

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2024 and 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2024
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	$—	$—	$4,925	$4,925
Other real estate owned	—	—	178	178

	2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	$—	$—	$1,621	$1,621
Other real estate owned	—	—	853	853

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of December 31, 2024 and 2023:

	2024
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Collateral-dependent loans	$4,925	Appraisal of collateral (1)	Appraisal of collateral (1)	(5)% to (24)%	(11)%
Other real estate owned	$178	Appraisal of collateral (1)	Appraisal of collateral (1)	(20)%	(20)%

	2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Collateral-dependent loans	$1,621	Appraisal of collateral (1)	Appraisal of collateral (1)	(5)% to (24)%	(31)%
Other real estate owned	$853	Appraisal of collateral (1)	Appraisal of collateral (1)	(20)%	(20)%
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

The fair values of the Corporation’s financial instruments not required to be measured or reported at fair value are as follows at December 31, 2024 and 2023:

			Fair Value Measurements at December 31, 2024
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Loans held for sale	$3,266	$3,266	$3,266	$—	$—
Loans, net	1,865,230	1,869,035	—	—	1,869,035

Financial liabilities:
Time deposits	$519,141	$518,232	$—	$—	$518,232
Short-term borrowings	42,200	42,200	42,200	—	—
Long-term borrowings	254,588	254,113	—	—	254,113

			Fair Value Measurements at December 31, 2023
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Loans held for sale	$3,993	$3,993	$3,993	$—	$—
Loans, net	1,828,318	1,806,044	—	—	1,806,044

Financial liabilities:
Time deposits	$384,792	$382,139	$—	$—	$382,139
Short-term borrowings	145,926	145,926	145,926	—	—
Long-term borrowings	252,598	251,570	—	—	251,570

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

Debit Card Fees

Interchange fees are one source of debit and credit card income that is comprised of an amount merchants pay card-issuing banks for the processing of their electronic transactions as a form of payment. ATM service charges, check card usage, and POS debit card transactions generate interchange and debit card income. Per Topic 606 interchange and debit card transaction fees are reported net of related network costs. See Note 1 - Recent Accounting Pronouncements. Prior to the adoption of Topic 606, non-interest expense included network costs. Interchange and debit card transaction fees at December 31, 2024, 2023, and 2022 are reported on a net basis of $1,437,000 $1,328,000, and $1,464,000, respectively. The below table compares gross interchange and debit card transaction fees net network costs for 2024, 2023, and 2022:

(In Thousands)	2024	2023	2022
Debit card transaction fees	$2,691	$2,573	$2,539
Other processing service fees	344	366	357
Gross interchange and card based transaction fees	3,035	2,939	2,896
Network costs	1,598	1,611	1,432
Net interchange and card based transaction fees	$1,437	$1,328	$1,464

NOTE 23 - LEASES

The following table shows finance lease right of use assets and finance lease liabilities as of December 31, 2024:

(In Thousands)	Statement of Financial Condition classification	December 31, 2024	December 31, 2023
Finance lease right of use assets	Premises and equipment, net	$5,516	$6,576
Finance lease liabilities	Long-term borrowings	6,635	7,598
The following table shows the components of finance and operating lease expense for the year ended December 31, 2024.

(In Thousands)	2024	2023	2022

Finance Lease Cost:
Amortization of right-of-use asset	$402	$429	$429
Interest expense	216	241	244
Operating lease cost	319	287	285
Total Lease Cost	$937	$957	$958

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2025	$310	$880
2026	314	337
2027	313	337
2028	313	337
2029	215	341
2030 and thereafter	2,558	7,315
Total undiscounted cash flows	4,023	9,547
Discount on cash flows	(1,134)	(2,912)
Total lease liability	$2,889	$6,635
The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of December 31, 2024.

	Operating	Finance
Weighted-average term (years)	16.34	22.14
Weighted-average discount rate	4.24%	3.19%

NOTE 24 - SEGMENT REPORTING

The corporation has two reportable segments being Jersey Shore State Bank and Luzerne Bank. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Both segments offer similar products and services to similar types and classes of customers and utilize similar service delivery methods.

Both segments operate as commercial banks serving customer within differing regions of Pennsylvania. Both segments include commercial and consumer banking services. Commercial banking services include offering a range of lending and cash management products to corporations and other business clients. While consumer offerings include direct lending and depository services for individuals.

The chief operation decision maker ("CODM") uses segment profit and loss from operations to allocate resources for each segment. The CODM considers budget-to-actual variances along with year over year performance when making decisions about allocation of capital and personnel to the segments. The CODM uses current observed market rates to determine changes in product and services pricing. The corporations CODM is the chief executive officer.

The following tables presents information about the reporting segments revenue, measures of a segment's profit or loss, significant segment expenses, and a measure of a segment's assets for December 31, 2024 and 2023:

(In Thousands)	Jersey Shore	Luzerne	Non-Banks & Eliminations	Consolidated
2024

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$70,187	$29,593	$—	$99,780
Investment securities:
Taxable	5,402	1,637	—	7,039
Tax-exempt	219	73	—	292
Dividend and other interest income	1,968	3,708	(3,089)	2,587
TOTAL INTEREST AND DIVIDEND INCOME	77,776	35,011	(3,089)	109,698

INTEREST EXPENSE:
Deposits	25,064	10,898	—	35,962
Short-term borrowings	5,963	1,629	(3,089)	4,503
Long-term borrowings	8,939	1,414	—	10,353
TOTAL INTEREST EXPENSE	39,966	13,941	(3,089)	50,818
				—
NET INTEREST INCOME	37,810	21,070	—	58,880

Provision for loan credit losses	93	849	—	942
Recovery for off balance sheet credit exposures	(725)	(96)	—	(821)
TOTAL PROVISION (RECOVERY) FOR CREDIT LOSSES	(632)	753	—	121

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR CREDIT LOSSES	38,442	20,317	—	58,759

NON-INTEREST INCOME:
Service charges	1,534	534	(1)	2,067
Net debt securities (losses) gains, available for sale	(51)	2	—	(49)
Net equity securities losses	(6)	(4)	(1)	(11)
Bank-owned life insurance	843	317	(1)	1,159
Gain on sale of loans	670	814	—	1,484
Insurance commissions	324	13	216	553
Brokerage commissions	3	3	678	684
Loan broker income	1,384	—	—	1,384
Debit card income	1,100	337	—	1,437
Other	482	51	377	910
TOTAL NON-INTEREST INCOME	6,283	2,067	1,268	9,618

NON-INTEREST EXPENSE:
Salaries and employee benefits	17,567	7,242	1,447	26,256
Occupancy	2,321	904	(73)	3,152
Furniture and equipment	2,587	1,068	14	3,669
Software amortization	709	280	7	996
Pennsylvania shares tax	1,019	354	—	1,373
Professional fees	541	829	807	2,177
Federal Deposit Insurance Corporation deposit insurance	1,101	463	—	1,564
Marketing	150	87	46	283
Intangible amortization	—	—	103	103
Merger expense	—	—	735	735
Other	3,876	1,678	622	6,176
TOTAL NON-INTEREST EXPENSE	29,871	12,905	3,708	46,484

INCOME BEFORE INCOME TAX PROVISION	14,854	9,479	(2,440)	21,893
INCOME TAX PROVISION	2,614	1,898	(358)	4,154
NET INCOME	$12,240	$7,581	$(2,082)	$17,739

Average assets	$1,584,655	$690,150	$(49,488)	$2,225,317

(In Thousands)	Jersey Shore	Luzerne	Non-Banks & Eliminations	Consolidated
2023

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$58,811	$24,480	$—	$83,291
Investment securities:
Taxable	4,277	1,069	—	5,346
Tax-exempt	401	116	—	517
Dividend and other interest income	3,233	899	(1,691)	2,441
TOTAL INTEREST AND DIVIDEND INCOME	66,722	26,564	(1,691)	91,595

INTEREST EXPENSE:
Deposits	17,160	4,971	—	22,131
Short-term borrowings	7,154	1,693	(446)	8,401
Long-term borrowings	5,404	695	—	6,099
TOTAL INTEREST EXPENSE	29,718	7,359	(446)	36,631
				—
NET INTEREST INCOME	37,004	19,205	(1,245)	54,964

(Recovery) provision for loan credit losses	(1,024)	97	—	(927)
Recovery for off balance sheet credit exposures	(502)	(50)	—	(552)
TOTAL PROVISION (RECOVERY) FOR CREDIT LOSSES	(1,526)	47	—	(1,479)

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR CREDIT LOSSES	38,530	19,158	(1,245)	56,443

NON-INTEREST INCOME:
Service charges	1,565	524	1	2,090
Net debt securities losses, available for sale	(189)	(4)	—	(193)
Net equity securities gains	7	5	3	15
Bank-owned life insurance	807	257	(1)	1,063
Gain on sale of loans	607	439	—	1,046
Insurance commissions	313	11	205	529
Brokerage commissions	3	3	569	575
Loan broker income	992	—	—	992
Debit card income	1,067	260	1	1,328
Other	664	226	40	930
TOTAL NON-INTEREST INCOME	5,836	1,721	818	8,375

NON-INTEREST EXPENSE:
Salaries and employee benefits	16,957	6,542	1,563	25,062
Occupancy	2,260	989	(81)	3,168
Furniture and equipment	2,413	965	14	3,392
Software amortization	608	228	7	843
Pennsylvania shares tax	854	229	(1)	1,082
Professional fees	821	996	1,136	2,953
Federal Deposit Insurance Corporation deposit insurance	1,176	402	—	1,578
Marketing	355	222	107	684
Intangible amortization	—	15	102	117
Other	3,823	1,535	259	5,617
TOTAL NON-INTEREST EXPENSE	29,267	12,123	3,106	44,496

INCOME BEFORE INCOME TAX PROVISION	15,099	8,756	(3,533)	20,322
INCOME TAX PROVISION	2,451	1,742	(479)	3,714
NET INCOME	$12,648	$7,014	$(3,054)	$16,608

Average assets	$1,526,826	$595,055	$(6,980)	$2,114,901

(In Thousands)	Jersey Shore	Luzerne	Non-Banks & Eliminations	Consolidated
2022

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$41,808	$16,874	$—	$58,682
Investment securities:
Taxable	2,962	672	—	3,634
Tax-exempt	684	139	—	823
Dividend and other interest income	1,261	673	(145)	1,789
TOTAL INTEREST AND DIVIDEND INCOME	46,715	18,358	(145)	64,928

INTEREST EXPENSE:
Deposits	3,027	663	—	3,690
Short-term borrowings	1,078	83	(154)	1,007
Long-term borrowings	2,298	153	—	2,451
TOTAL INTEREST EXPENSE	6,403	899	(154)	7,148
				—
NET INTEREST INCOME	40,312	17,459	9	57,780

Provision (recovery) for loan credit losses	1,225	685	—	1,910

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR CREDIT LOSSES	39,087	16,774	9	55,870

NON-INTEREST INCOME:
Service charges	1,551	552	—	2,103
Net debt securities losses, available for sale	(149)	(70)	—	(219)
Net equity securities (losses) gains	(85)	(56)	(5)	(146)
Bank-owned life insurance	413	252	(1)	664
Gain on sale of loans	593	537	1	1,131
Insurance commissions	282	9	200	491
Brokerage commissions	6	8	606	620
Loan broker income	1,674	—	—	1,674
Debit card income	1,176	287	1	1,464
Other	319	166	446	931
TOTAL NON-INTEREST INCOME	5,780	1,685	1,248	8,713

NON-INTEREST EXPENSE:
Salaries and employee benefits	16,328	5,994	1,945	24,267
Occupancy	2,158	984	(62)	3,080
Furniture and equipment	2,347	917	24	3,288
Software amortization	584	250	6	840
Pennsylvania shares tax	955	497	—	1,452
Professional fees	644	643	1,147	2,434
Federal Deposit Insurance Corporation deposit insurance	679	259	—	938
Marketing	331	224	135	690
Intangible amortization	—	52	102	154
Goodwill impairment	—	—	653	653
Other	3,046	1,446	710	5,202
TOTAL NON-INTEREST EXPENSE	27,072	11,266	4,660	42,998

INCOME BEFORE INCOME TAX PROVISION	17,795	7,193	(3,403)	21,585
INCOME TAX PROVISION	3,459	1,419	(715)	4,163
NET INCOME	$14,336	$5,774	$(2,688)	$17,422

Average assets	$1,380,714	$555,924	$288,679	$2,225,317

NOTE 25 - PENDING ACQUISITION

Northwest Bancshares, Inc. (“Northwest”) and Penns Woods Bancorp, Inc. (“Penns Woods”), have entered into an Agreement and Plan of Merger dated as of December 16, 2024 (the “Merger Agreement”), which provides for the merger of Penns Woods with and into Northwest, with Northwest being the surviving entity (the “Merger”). Consummation of the Merger is subject to certain conditions, including, but not limited to, obtaining the requisite vote of the shareholders of Penns Woods and the approval of the Merger by various regulatory agencies.

Under the terms of the Merger Agreement, shareholders of Penns Woods will be entitled to receive from Northwest, after the Merger is completed, merger consideration payable in the form of Northwest common stock to be calculated as set forth in the Merger Agreement. At the effective time of the Merger, each share of Penns Woods common stock will be converted into the right to receive 2.385 shares of Northwest common stock. Holders of Northwest common stock will continue to own their existing shares of Northwest common stock. Northwest common stock is are traded on the Nasdaq Global Select Market® under the symbol “NWBI.” On December 16, 2024, the date of execution of the Merger Agreement, the closing price of Northwest common stock was $14.44 per share. On February 18, 2025, the closing price of Northwest common stock was $13.03 per share. Penns Woods common stock is traded on the Nasdaq Global Select Market® under the symbol “PWOD.” On December 16, 2024, the date of execution of the Merger Agreement, the closing price of Penns Woods common stock was $33.81 per share. On February 18, 2025, the closing price of Penns Woods common stock was $31.01 per share. The value of the Northwest common stock at the time of completion of the Merger could be greater than, less than or the same as the value of Northwest common stock on the date of this proxy statement/prospectus.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer along with the Corporation’s President and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2024 of the design and operation of the Corporation’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Corporation’s Chief Executive Officer along with the Corporation’s President and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2024.

There have been no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024. Management’s assessment did not identify any material weaknesses in the Corporation’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" issued by COSO in May 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2024, the Corporation’s internal control over financial reporting was effective.

S.R. Snodgrass, P.C. (U.S. PCAOB Auditor Firm I.D.:74) an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K.

Date:	March 13, 2025	/s/ Richard A. Grafmyre	/s/ Brian L. Knepp
		Chief Executive Officer	President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Penns Woods Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Penns Woods Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2024; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

Description of the Matter
The Company’s loan portfolio totaled $1.9 billion as of December 31, 2024, and the associated ACL was $11.8 million. As discussed in Notes 1 and 6 to the consolidated financial statements, determining the amount of the ACL requires significant judgment about the expected future losses. The ACL calculation is based on a discounted cash flows model, to identify a baseline expected loss reserve, which is then adjusted for current qualitative conditions and reasonable and supportable forecasts. Management applies these qualitative adjustments to the baseline reserve, to reflect changes in the current and forecasted environment, both internal and external, that are different from the conditions that existed during the historical loss calculation period.

We identified these qualitative adjustments within the ACL as a critical audit matter because they involve a high degree of subjectivity. While the determination of these qualitative adjustments includes analysis of observable data over the historical loss period, the judgments required to assess the directionality and magnitude of adjustments are highly subjective.

How We Addressed the Matter in Our Audit
The primary procedures we performed to address this critical audit matter included:

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
March 13, 2025

ITEM 9B    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of SEC Regulation S-K.

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS

The Corporation's bylaws provide that the board of directors shall consist of not less than five (5) nor more than twenty-five (25) directors who are shareholders, the exact number to be fixed and determined from time to time by resolution of a majority of the full board of directors, with the number currently set at twelve (12). The articles of incorporation and bylaws further provide that the directors shall be divided into three (3) classes, as nearly equal in number as possible, known as Class 1, Class 2, and Class 3. The directors of each class serve for a term of three (3) years and until their successors are elected and qualified. The mandatory retirement age for a director is upon attaining age 76. Under Pennsylvania law, directors of the Corporation can be removed from office by a vote of shareholders only for cause. The directors of the Corporation serve as follows:

Class 1 Directors	Class 2 Directors	Class 3 Directors
to serve until 2025:	to serve until 2027:	to serve until 2026:
Daniel K. Brewer (age 62)	William J. Edwards (age 53)	Richard A. Grafmyre (age 71)
Michael J. Casale, Jr. (age 73)	Cameron W. Kephart (age 48)	D. Michael Hawbaker (age 57)
Brian L. Knepp (age 50)	Charles E. Kranich, II (age 55)	Robert Q. Miller (age 65)
R. Edward Nestlerode, Jr. (age 72)	Jill F. Schwartz (age 71)	John G. Nackley (age 72)

The board of directors has affirmatively determined that all of the directors are independent within the meaning of the Nasdaq listing standards, except for Richard A. Grafmyre, Chief Executive Officer of the Corporation, and Brian L. Knepp, President and Chief Financial Officer of the Corporation. The board categorically determined that a lending relationship resulting from a loan made by one of the Corporation's banking subsidiaries (JSSB or Luzerne) to a director would not affect the determination of independence if the loan complies with Regulation O under the federal banking laws. The board also categorically determined that maintaining with the Banks a deposit, savings, or similar account by a director or any of the director’s affiliates would not affect the determination of independence if the account is maintained on the same terms and conditions as those available to similarly situated customers.
INFORMATION AS TO DIRECTORS
Set forth below is the principal occupation and certain other information regarding the directors whose terms of office continues In addition, below we provide the particular experience, qualification, attributes, or skills that led the board of directors to conclude that each director and nominee should serve as a director. Share ownership information for each director and nominee is included in Item 12 under the caption “Beneficial Ownership and Other Information Regarding Directors, Executive Officers, and Certain Beneficial Owners.”

Daniel K. Brewer is a Certified Public Accountant and the retired principal of Brewer and Company, LLC, a private CPA firm. Mr. Brewer has served as a director since 2012. Mr. Brewer’s experience and knowledge of financial standards and reporting is valuable to the Audit Committee of which he serves as the Chairman. Mr. Brewer’s business and social involvement in the greater area of Columbia and Montour Counties provides insight into the economic stability of this region. In addition, Mr. Brewer’s knowledge of financial statements assists the board in their review of certain loan requests.

Michael J. Casale, Jr. is Vice Chairman of the Board of the Corporation, Chairman of the Board of Jersey Shore State Bank, and is the principal of Michael J. Casale, Jr., Esq., LLC.  Mr. Casale has served as a director since 1999. Because banking is a highly regulated industry and success in the industry is dependent on adequately managing certain lending risks, Mr. Casale’s legal, business, and real estate experience is helpful to the board in reviewing the Corporation’s legal matters and documentation related to commercial lending matters. In September 2017, Mr. Casale entered voluntary guilty pleas in the Court of Common Pleas of Lycoming County to one count of criminal trespass and one count of wiretapping in connection with a personal domestic matter. Mr. Casale received probation for the offenses, which has been completed, and has paid all costs and fines.

William J. Edwards is President and owner of JEB Environmental Technologies, Inc., a storage tank construction company. Mr. Edwards has served as a director since 2012. Mr. Edwards, one of our youngest board members, adds to the diversity of the board and helps to ensure that the board will develop board members with a depth of knowledge of the Corporation, in order to avoid knowledge and experience gaps as older board members retire. In addition, Mr. Edwards’ business involvement in various communities provides insight into the economic health of the communities, while also providing insight into potential customer relationships.

Richard A. Grafmyre has served as Chief Executive Officer of the Corporation since joining the Corporation in October 2010, and he serves on the boards of both JSSB and Luzerne.  Mr. Grafmyre served as President, Chief Executive Officer, and Chairman of FNB Bank from 1997 until joining the Corporation.  For the efficient operation of the board, the board believes that the Chief Executive Officer should have a position on the board to act as a liaison between the board and management and to assist with the board’s oversight responsibilities by ensuring the board receives information from management in a timely and accurate manner to permit the board to carry out its responsibilities effectively.  Mr. Grafmyre’s extensive professional banking experience within a larger holding company structure enables him to provide the board with insight as to how the Corporation’s operations, policies, and implementation of strategic plans compare to those of its peers.

D. Michael Hawbaker is Executive Vice President of Glenn O. Hawbaker, Inc., a provider of heavy construction services and products throughout the company’s market area in Centre County, Pennsylvania.  Mr. Hawbaker has served as a director since 2007. Mr. Hawbaker is one of our youngest board members, adds to the diversity of the board, and helps to ensure that the board will develop board members with a depth of knowledge of the Corporation, in order to avoid knowledge and experience gaps as older board members retire.  Mr. Hawbaker understands the community and political landscape of the Centre County area where the board intends to continue to grow the Corporation’s business.  Mr. Hawbaker possesses a level of financial acumen important to his service as a member of the Audit Committee.

Cameron W. Kephart is Executive Vice President of Susquehanna Transit Company and Susquehanna Trailways LLC, a third-generation, family-owned motorcoach company based in Avis, Pennsylvania. Mr. Kephart has served as a director since 2017. Mr. Kephart has over 20 years’ experience in the transportation industry and is responsible for the day to day operations of the school bus and motorcoach divisions of the company, which includes financial planning and budgeting as well as strategic planning. Mr. Kephart is knowledgeable in government regulations pertaining to the industry at the state and federal levels. Additionally, Mr. Kephart’s relatively younger age adds to the diversity of the board and helps to ensure that the board will develop board members with a depth of knowledge of the Corporation, in order to promote continuity in the board.

Brian L. Knepp joined the Corporation in 2005. He has served as the Chief Financial Officer of the Corporation since 2008 and was appointed President of the Corporation in 2017. The board believes that Mr. Knepp's experience and knowledge of the Corporation's business lines coupled with his ability to act as a liaison, in conjunction with the Chief Executive Officer, between the board and management and to assist with the board’s oversight responsibilities by ensuring the board receives information from management in a timely and accurate manner will enhance board performance.  The board also believes that Mr. Knepp’s position as Chief Financial Officer of the Corporation provides the board with valuable insight relating to the Corporation’s financial performance and strategic planning.

Charles E. Kranich, II is the President of Kranich’s Jewelers, Inc., which is a fourth generation family-owned retail jewelry company operating in central Pennsylvania. He has experience in business and real estate and has served as a director since 2019. Mr. Kranich maintains strong business and personal relationships; particularly in the Blair and Centre County regions. Mr. Kranich is a younger board member and contributes retail and marketing knowledge to the board, while providing political and economic insights.

Robert Q. Miller is President and co-owner of Miller Brothers Auto Sales, Inc. and Mor Car Rentals and is a shareholder of the Central Pennsylvania Auto Auction. Mr. Miller has served as a director since 2019. He has been engaged in the auto sales business since the age of 19. Mr. Miller's business involvement provides insight into the local economic environment and the auto industry specifically. Mr. Miller is active in civic organizations in the Mill Hall/Clinton County community.

John G. Nackley is President and Chief Executive Officer of InterMetro Industries Corporation serving as the Chief Executive Officer since 1996. Mr. Nackley has served as a director since 2013. Mr. Nackley’s experience in a Fortune 500 company provides the board with leadership in the business climate, financial reporting, strategic planning, marketing, and governance. Mr. Nackley has served on numerous business, community service, arts and higher education boards

R. Edward Nestlerode, Jr. is the Chairman of the Board of the Corporation and is President and Chief Executive Officer of Nestlerode Contracting Co., Inc., which specializes in bridge building.  Mr. Nestlerode has served as a director since 1995.

Mr. Nestlerode maintains strong community ties in the Clinton County area, which is a region that the Corporation intends to grow its business. Through his business, Mr. Nestlerode has developed knowledge of the construction industry, which provides the board with insight regarding the development of potential customer relationships and opportunities.  In addition, Mr. Nestlerode’s previous experience as a Chief Financial Officer is valuable as a member of the Audit Committee.

Jill F. Schwartz is the senior partner of Wyoming Weavers, Swoyersville, Pennsylvania and President of Fortune Fabrics, Inc., positions she has held since 1985. She is also the owner of Gosh Yarn It!, a yarn boutique located in Kingston, Pennsylvania. Ms. Schwartz has served as a director since 2013. As president of a local manufacturing company along with many years of experience as a bank director, Ms. Schwartz provides the board with an understanding of the local business climate and growth opportunities for the Corporation.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Corporation maintained the following standing committees for 2024, the current non-employee members of which are as follows:

		Number of Times Met During 2024
ASSET LIABILITY COMMITTEE:	Daniel K. Brewer, Michael J. Casale, Jr., William J. Edwards, D. Michael Hawbaker, Cameron W. Kephart, Charles E. Kranich, II, Robert Q. Miller, John G. Nackley, R. Edward Nestlerode, Jr., Jill Fortinsky Schwartz	4

AUDIT:	Daniel K. Brewer, Michael J. Casale, Jr., William J. Edwards, D. Michael Hawbaker, Cameron W. Kephart, Charles E. Kranich, II, Robert Q. Miller, John G. Nackley, R. Edward Nestlerode, Jr., Jill Fortinsky Schwartz	4

COMPENSATION:	Michael J. Casale, Jr., D. Michael Hawbaker, William J. Edwards, R. Edward Nestlerode, Jr.	6

EXECUTIVE:	Daniel K. Brewer, Michael J. Casale, Jr., William J. Edwards, Charles E. Kranich, John G. Nackley, R. Edward Nestlerode, Jr.	12

NOMINATING AND CORPORATE GOVERNANCE:	Michael J. Casale, Jr., Cameron W. Kephart, Charles E. Kranich, R. Edward Nestlerode, Jr.	1

Audit Committee
The Audit Committee of the Corporation was composed of all independent directors within the meaning of Nasdaq listing standards. The Audit Committee operates under a written charter, a copy of which is available on our website, www.pwod.com, under Financial Information/Governance Documents and is available upon written request to the President or the Chief Executive Officer. The board of directors has designated Daniel K. Brewer as the Audit Committee financial expert. The Audit Committee is responsible for the appointment, compensation, oversight, and termination of the Corporation’s independent auditors. The Audit Committee is required to pre-approve audit and certain non-audit services performed by the independent auditors. The Audit Committee also assists the board of directors in providing oversight over the integrity of the Corporation’s financial statements, compliance with applicable legal and regulatory requirements, and the performance of our internal audit function. The Audit Committee also is responsible for, among other things, reporting to the board of directors on the results of the annual audit and reviewing the financial statements and related financial and non-financial disclosures included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Importantly, from a corporate governance perspective, the Audit Committee regularly evaluates the independent auditors’ independence, including approving consulting and other legally permitted, non-audit services provided by the auditors and the potential impact of the services on the auditors’ independence. The Audit Committee meets periodically with the independent auditors and the internal auditors outside of the presence of management, and possesses the authority to retain professionals to assist it in meeting its responsibilities without consulting with management. The Audit Committee reviews and discusses earnings releases with management, including the use of pro-forma information. The Audit Committee also discusses with management and the independent auditors the effect of accounting initiatives. The Audit Committee also is responsible for receiving and retaining complaints and concerns relating to accounting and auditing matters. The Audit Committee met four (4) times during 2024.

Board Meetings
The board of directors of the Corporation met sixteen (16) times during 2024. All directors attended at least 80% of the aggregate of all meetings of the board of directors and the committees of which they were members.

Board Leadership Structure
Our board of directors maintains the freedom to choose whether the roles of Chairman of the Board and Chief Executive Officer should be combined or separated, based on what it believes is best for the Corporation and its shareholders at any given time. The board of directors has determined that it is appropriate to separate the roles of Chief Executive Officer and Chairman of the Board. Accordingly, R. Edward Nestlerode, Jr. serves as Chairman of the Board of the Corporation while Richard A. Grafmyre serves as Chief Executive Officer of the Corporation. The board of directors believes this arrangement provides stronger corporate governance and conforms to industry best practices.

Board Risk Oversight
Each member of the board of directors has a responsibility to monitor and manage risks faced by the Corporation. At a minimum, this requires the members of the board of directors to be actively engaged in board discussions, review materials provided to them, and know when it is appropriate to request further information from management and/or engage the assistance of outside advisors. Furthermore, because the banking industry is highly regulated, certain risks to the Corporation are monitored by the board of directors through its review of the Corporation’s and its banking subsidiaries' compliance with regulations set forth by the banking regulatory authorities. Because risk oversight is a responsibility for each member of the board of directors, the board’s responsibility for risk oversight is not concentrated into a single committee. Instead, oversight is delegated, to a large degree, to the various board committees with an independent director serving in the capacity of committee chairman. These committees meet formally, as needed, to discuss risks and monitor specific areas of the Corporation’s performance with their findings reported at the next scheduled full meeting of the board of directors. In addition, the composition of the board of directors and normal agenda allow for the continuous oversight of risk by providing an environment which encourages the directors to ask specific questions or raise concerns and allots them sufficient time and materials to do so effectively. The overlap of committee membership provides a broad perspective of various risks and the actions undertaken to manage risks in today’s environment.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee operates under a written charter, a copy of which is available on our website, www.pwod.com, under Financial Information/Governance Documents and is available upon request to the President or the Chief Executive Officer. All members of the Committee are independent within the meaning of Nasdaq listing standards, and the Committee met once during 2024. The Committee will consider candidates recommended by shareholders. Shareholders desiring to submit a candidate for consideration as a nominee of the board of directors must submit the same information with regard to the candidate as required to be included in the Corporation’s proxy statement with respect to nominees of the board of directors in addition to any information required by the bylaws of the Corporation. Shareholder recommendations should be submitted in writing to Penns Woods Bancorp, Inc., 300 Market Street, Williamsport, PA 17701 (Attention: Chief Executive Officer), on or before December 31 of the year preceding the year in which the shareholder desires the candidate to be considered as a nominee. Although the board of directors at this time does not utilize any specific written qualifications, guidelines, or policies in connection with the selection of director nominees, candidates must have a general understanding of the financial services industry or otherwise be able to provide some form of benefit to the Corporation’s business, possess the skills and capacity necessary to provide strategic direction to the Corporation, be willing to represent the interests of all shareholders, be able to work in a collegial board environment, and be available to devote the necessary time to the business of the Corporation. In addition to these requirements, candidates will be considered on the basis of diversity of experience, skills, qualifications, occupations, education, and backgrounds, and whether the candidate’s skills and experience are complementary to the skills and experience of other board members. Candidates recommended by shareholders will be evaluated on the same basis as candidates recommended by the independent directors.
Restrictions on Hedging and Pledging Corporation Securities
The Corporation believes that stock ownership can effectively align the interests of directors, officers, and employees with the long-term interests of shareholders. Certain transactions in the Corporation’s securities, however, may be considered short-term or speculative in nature, or create the appearance that incentives are not properly aligned with the long-term interests of shareholders. It is the Corporation’s policy that directors, officers, and employees not purchase financial investments (including equity swaps, collars and similar derivative securities) or otherwise engage in transactions that hedge or offset, or are designed to hedge or offset, any potential decrease in the market value of the Corporation’s securities. As a result, under the Corporation’s Policy on Material Nonpublic Information and Personal Investing for Directors, Officers, and Employees, directors and specified officers, including all executive officers, may not buy or sell puts or calls or other derivative securities relating to the Corporation’s securities; directors and specified officers, including all executive officers, may not hold the Corporation’s securities in a margin account or pledge Corporation securities as collateral for a loan; and directors, officers, and employees may not enter into hedging or monetization transactions or similar arrangements with respect to Corporation securities that hedge or offset, or are designed to hedge or offset, any potential decrease in the market value of Corporation securities.

Clawback Policy
On November 28, 2023, the board of directors approved the adoption of a Clawback Policy, which covers incentive compensation paid on or after October 2, 2023 to current or former executive officers of the Corporation. The Clawback Policy complies with the final clawback rules adopted by the SEC under Section 10D of the Securities Exchange Act of 1934 and Nasdaq listing standards set forth in the Nasdaq Listing Rule 5608. The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers (as defined in SEC Rule 10D-1) of the Corporation in the event that the Corporation is required to prepare an accounting restatement. Under the Clawback Policy, the Corporation is required to recoup from the covered executive officers erroneously awarded incentive compensation received within a recovery period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

Insider Trading Policy
The Corporation has adopted a Policy on Material Nonpublic Information and Personal Investing for Directors, Officers, and Employees. The Policy applies to all directors, officers, employees of the Corporation and each of its subsidiary companies, including JSSB and Luzerne. The Policy is intended to promote compliance with federal and state laws relating to trading in securities by, among other things, describing prohibitions on trading while in possession of material nonpublic information, either directly or through related persons or accounts, permitting directors and certain designated officers to trade in the Corporation’s securities only during designated “window” periods during the year, requiring pre-clearance of transactions in the Corporation’s securities by directors and certain designated officers, and describing reporting and other requirements by directors and other reporting persons of the Corporation under Section 16 of the Securities Exchange Act of 1934.

Other Significant Corporate and Governance Practices
The following describes certain additional corporate, community, and governance practices of the Corporation and its affiliated companies.

Promoting Stock Ownership
The board of directors believes that directors and senior management should have a meaningful ownership interest in the Corporation. Although the Corporation does not presently use minimum ownership guidelines, it has taken actions since the beginning of 2020 to encourage an increased level of ownership by directors and senior officers. During 2020, the Corporation implemented the 2020 Non-Employee Director Compensation Plan, which was approved by shareholders at the 2020 Annual Meeting of Shareholders. Under this Plan, non-employee directors who have not attained specified levels of stock ownership are required to receive a portion of their annual compensation in the form of common stock (currently 50% of total annual compensation), with the ability to elect to receive up to 100% of annual compensation in the form of common stock by making a written election prior to the calendar year to which the compensation relates. As of March 1, 2025 the Corporation has issued a total of 54,120 shares of common stock to non-employee directors under the Plan in lieu of otherwise payable cash compensation. In addition, Mr. Grafmyre’s 2021 employment agreement provides that the Compensation Committee of the board of directors can require that up to 50% of the amount of any annual bonus payable to Mr. Grafmyre be paid in the form of common stock in lieu of cash. The percentage of the amount of annual bonus paid in the form of common stock can be increased above 50% with Mr. Grafmyre’s consent. Any shares of common stock issued in payment of any portion of an annual bonus are subject to restrictions on transfer for up to three years following grant. The Merger Agreement with Northwest prohibits the issuance of additional shares of the Corporation’s common stock during the executory period except in limited circumstances, and, accordingly, the payment of a portion of non-employee director compensation in the form of common stock was suspended in the fourth quarter of 2024 and all director compensation is paid in cash, and any bonus payment made to Mr. Grafmyre in 2025 under his employment agreement will be paid in cash.

Diversity
The Corporation is committed to supporting a culture of diversity and inclusion among its workforce and community. A member of senior management, who is a minority member, acts as the Corporation’s Diversity Officer. The Corporation has also implemented various training sessions to promote a workforce and work environment that recognizes the value of a diverse employee base.

As the Corporation strives to build a more diverse workforce, it is also focused on increasing diversity on its board of directors and the boards of board of directors of its various subsidiaries. The vetting process for board members includes diversity as a factor for consideration.

Board Diversity Matrix as of March 1, 2025
Total Number of Directors	12

	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	7	-	4
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	1	7	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	-	-	4

Board Diversity Matrix as of March 1, 2024
Total Number of Directors	13

	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	7	-	5
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	1	7	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	-	-	5

Environmental Impact
The Corporation has taken several steps to limit negative impacts to the environment. Currently, new branches are designed to average approximately 1,500 square feet as the Corporation focuses on a minimal footprint. In addition, new and renovated existing branches utilize energy efficient lighting and energy efficient HVAC systems. To reduce the amount of trash generated from business operations, the Corporation has embraced technology that has reduced the need to print paper documents. Customers have the option to utilize internet banking to receive various forms including deposit statements. The fact that approximately 33,300 customers have elected to receive their monthly statements electronically has resulted in more than 68,800 monthly deposit account statements being delivered electronically versus being printed and mailed. The Corporation has made an investment in video conferencing technology beginning in 2019 through the current day. The video conferencing technology has resulted in significantly reduced travel requirements for employees attending training sessions, which no longer need to be held at one specific location with employees traveling from various locations for attendance. The Corporation plans to continue to invest in technology and products that are intended to reduce the overall environmental impact of the Corporation’s business and operations, including maintaining a commitment to remote working where appropriate.

Community Involvement
The Corporation and its banking subsidiaries emphasize community involvement by employees, and also participate directly in community involvement. A number of employees serve in leadership capacities in many different types of organizations in the Corporation’s service area, including public libraries, food pantries, and financial literacy organizations. The Corporation also provides financial assistance to various non-profit and other organizations within its footprint, such as those focused on providing services to individuals with disabilities, promoting youth activities, and providing social support services. The Corporation’s banking subsidiaries also participate as partners in several low-income housing projects for elderly residents, which assist in fulfilling a housing need within the Corporation’s market area.

PRINCIPAL OFFICERS OF THE CORPORATION

The following table lists the executive officers of the Corporation as of March 1, 2025:

Name	Age	Position and/or Offices With the Corporation	Employee Since	Number of Shares of the Corporation	Year First Elected an Officer
Richard A. Grafmyre	71	Chief Executive Officer of the Corporation	2010	22,525	2010
Brian L. Knepp	50	President and Chief Financial Officer of the Corporation	2005	22,607	2005
Aron M. Carter	52	Senior Vice President - Chief Risk Officer of the Corporation	2013	1,849	2013
Michelle M. Karas	59	Senior Vice President, Secretary, & Chief Data Officer of the Corporation	2012	2,557	2012

Biographical information for Mr. Grafmyre and Mr. Knepp is set forth above under the caption “Information as to Directors.”

Aron M. Carter joined the Corporation in 2013 as a Senior Vice President - Enterprise Risk Management and was promoted to Senior Vice President - Chief Risk Officer in 2018. Mr. Carter previously was employed as a bank examiner with the Office of the Comptroller of the Currency.

Michelle M. Karas joined the Corporation in 2012 as a Vice President - Head of Institutional Advancement and was promoted to Senior Vice President - Chief Operating Officer in 2016, Secretary in 2017, and Chief Data Officer in 2019. Ms. Karas previously was employed in various management positions at several community banks.

ITEM 11    EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Director Compensation Table

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Daniel K. Brewer	$41,017	$24,483	$—	$—	$—	$—	$65,500
Michael J. Casale, Jr.	51,237	11,763	—	—	—	—	63,000
William J. Edwards	58,000	—	—	—	—	—	58,000
D. Michael Hawbaker	36,323	21,677	—	—	—	—	58,000
Leroy H. Keiler, III (1)	26,991	19,342	—	—	—	—	46,333
Cameron W. Kephart	36,323	21,677	—	—	—	—	58,000
Charles E. Kranich, II	58,000	—	—	—	—	—	58,000
Robert Q. Miller	36,323	21,677	—	—	—	—	58,000
John G. Nackley	29,043	20,957	—	—	—	—	50,000
R. Edward Nestlerode, Jr.	65,500	—	—	—	—	—	65,500
Jill F. Schwartz	50,000	—	—	—	—	—	50,000
(1) Through the date of Mr. Keiler’s termination of service as a director in May 2024.

The Corporation pays an annual retainer fee to each director of the Corporation of $28,000. In addition, JSSB and Luzerne pay an annual retainer fee to each director of $30,000 and $22,000, respectively. For the Corporation, Mr. Nestlerode received $7,500 for serving as Chairman of the Board and Mr. Brewer received $7,500 for serving as the Audit Committee Chairman. Mr. Casale received $5,000 for serving as Chairman of the Board of JSSB. In the aggregate, members of the board of directors of the Corporation as of March 1, 2025 earned $584,000 for all board service during 2024. Directors do not receive additional fees for board or committee meeting attendance.
During 2020, the Corporation implemented the 2020 Non-Employee Director Compensation Plan, which was approved by shareholders at the 2020 Annual Meeting of Shareholders. Under this Plan, non-employee directors who have not attained specified stock ownership levels are required to receive a portion of their annual compensation in the form of common stock (currently 50% of total annual compensation), with the ability to elect to receive up to 100% of annual compensation in the form of common stock by making a written election prior to the calendar year to which the compensation relates. As of March 1, 2025, the Corporation has issued a total of 54,120 shares of common stock to non-employee directors under the Plan in lieu of otherwise payable cash compensation. The board believes that the Plan will more closely align the interests of the non-employee members of the board of directors with shareholders by requiring that a material portion of the annually established dollar amount of non-employee director compensation be paid in the form of common stock. The Merger Agreement with Northwest prohibits the issuance of additional shares of the Corporation’s common stock during the executory period except in limited circumstances, and, accordingly, the payment of a portion of non-employee director compensation in the form of common stock was suspended in the fourth quarter of 2024 and all director compensation is paid in cash.

JSSB and current Director Casale have entered into a director fee agreement pursuant to which a participating director may defer payment of all or a portion of his director’s fees earned for service on the boards of directors of the Corporation and JSSB. JSSB has established a deferral account for each participating director on its books. Benefits are payable upon retirement, early termination, disability, death, or the occurrence of a change in control of the Corporation or JSSB. Interest is credited to each deferral account at an annual rate equal to 50% of the Corporation’s return on equity for the immediately prior year, compounded monthly. Following termination of service, interest is credited to a deferral account at a rate based on the yield of the 10-year treasury note. Generally, the amounts are payable, at the participating director's prior election, in a lump sum or in 60 equal monthly installments following the director's retirement or termination of service, or the occurrence of a change in control of the Corporation or JSSB. In addition, a participating director may receive a payment of his or her account if the board of directors has determined that, following a request by a participating director, such director has suffered a severe unforeseeable financial hardship.

Luzerne maintains a director deferred fee plan in which Mr. Nackley and Ms. Schwartz participate. The plan is a non-qualified deferred compensation plan into which Luzerne directors can defer up to 100% of the board fees earned during a calendar year. All amounts deferred by a director are fully vested at all times and currently earn an annual interest rate equal to prime plus 3%, with a floor of 6%. Balances accrued in the plan prior to December 31, 2012 earn interest at 10%. Upon cessation of a Luzerne director’s service with Luzerne, Luzerne will pay the director all amounts credited to the director’s deferred fee account.

Directors who are also employees of the Corporation (currently Mr. Grafmyre and Mr. Knepp) do not receive any separate compensation for serving as a director of the Corporation or the Banks.

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Discussion and Analysis addresses the following issues: members of the Compensation Committee (the “Committee”) and their role, compensation-setting process, our philosophy regarding executive compensation, and components of executive compensation.
Committee Members and Independence
The Committee is comprised of four (4) independent directors under the requirements set forth in the Nasdaq listing standards. In determining the independence of members of the Compensation Committee, the Board considers all factors specifically relevant to determining whether the director has a relationship to the Corporation that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including (i) the source of the director’s compensation, including any consulting, advisory or other compensation fees; and (ii) any affiliate relationship between the director and the Corporation or any of its subsidiaries. The members of the Committee are: Michael J. Casale, Jr., D. Michael Hawbaker, William J. Edwards, and R. Edward Nestlerode, Jr.
Role of Committee
The Committee’s focus is to establish a compensation policy and philosophy that will enable the Corporation to attract, retain, motivate, and reward executive officers that are critical to the success of the Corporation. In doing so, the Committee:

•reviews and adjusts the principles guiding the compensation policy to maintain alignment with short and long-term strategic goals and to build shareholder value;
•establishes performance objectives including, but not limited to, earnings, return on assets, return on equity, total assets, and quality of the loan portfolio;
•evaluates the performance of the executive officers in comparison to the performance goals;
•determines the compensation of executive officers and the components of the compensation;
•administers the retirement plans of the Corporation, including the defined benefit, defined contribution, and 401(k) plans;
•administers the 2006 Employee Stock Purchase Plan;
•administers the 2020 Stock Option Plan;
•administers the 2020 Non-Employee Director Compensation Plan;
•administers the 2020 Supplemental Executive Retirement Plan;
•recommends changes to compensation plans, cash or equity, to the full board of directors;
•reviews and recommends changes to succession plans; and
•reviews and recommends changes to director compensation.

Committee Meetings
The Committee meets as often as necessary. The Committee met six times in 2024 to gather input in anticipation of the wage and benefit changes to be approved for the 2025 fiscal year. The Committee maintains a written charter, a copy of which is available on our website, www.pwod.com, under Investor Relations/Financial Information/Governance Documents and is available on request to the President or Chief Executive Officer. The Committee works with the Chief Executive Officer to determine the meeting agenda and material to be reviewed. The materials and inputs utilized may include, but are not limited to, the following:

•financial reports outlining budget to actual performance;
•reports of corporate achievement/recognition by outside parties;
•forecasted financial results as compared to the current budget and actual results;
•peer financial analysis and comparison;
•completion and progress of meeting strategic goals;
•peer equity and cash compensation data;
•national and regional compensation surveys; and

•financial impact of current and proposed compensation programs.

Committee Process
The Committee set the compensation of the executive officers and other employees during the first quarter of 2024 for the period covering the 2024 fiscal year. Although the decisions are made at a point in time, the Committee continuously monitors the performance of the Corporation and executives throughout the year as part of the routine full board of directors meetings.

The Committee utilizes the input and assistance of management when making compensation decisions. Management input includes:

•employee performance evaluations and compensation recommendations;
•reporting actual and forecasting future results;
•establishing performance objectives;
•review and recommendations of non-cash employee compensation programs; and
•assistance with Committee meeting agendas.

The Chief Executive Officer has direct involvement with the Committee during the meetings in order to provide status updates on the attainment of strategic goals, discuss performance evaluations, and make recommendations on executive officer compensation packages for the named executive officers other than himself. The Chief Executive Officer does not participate in meetings of the Committee during which his compensation is discussed.

Annually, the Committee meets to evaluate the performance of the executive officers and to set the compensation for the fiscal year.

Actions Taken In Response to the 2024 Non-Binding Vote On Executive Compensation
The Committee, with the support of the full Board, has taken several actions in response to the advisory vote on executive compensation at the 2024 Annual Shareholder meeting. The actions include, but are not limited to the following:

•Continued communications with shareholders related to executive compensation programs and decisions, governance, and other related matters to broaden our perspective. We continued an outreach program to the top twenty-five institutional shareholders.
•Discussions with the institutional and other shareholders typically included some combination of members of the Compensation Committee (including our Chair and Vice Chair), our Chief Executive Officer, President/Chief Financial Officer, Chief Human Resources Officer, and SVP/Chief Data Officer.
•We also met with select retail accounts to discuss matters relating to the Corporation, including compensation programs.
•In direct response to comments and feedback from shareholders, the Board
◦with Mr. Grafmyre’s consent and agreement, amended his existing employment agreement to reduce his annual base salary to $850,000, eliminated provisions of the agreement providing for payment of unused time off, and capped his maximum potential bonus amount under the Company’s incentive bonus plan at $325,000;
◦continued utilization of stock options as a component of the overall compensation plan to more closely align the interests of the executives with shareholder interests; and
◦remained committed to reducing the number of directors with a goal of reducing over the next several years the number of directors to eleven (11) through a combination of mandatory retirements and a reduction in the number of nominations.
•The Committee and the Board plan to engage in annual outreach with our largest shareholders related to executive compensation programs and decisions, governance, sustainability, and other related matters.

Compensation Elements

Base Salary
The Committee believes that the base salary of the named executive officers is the cornerstone of the compensation package and is the primary source of compensation to the executive. The base salary provides a consistent level of pay to the executive, which the Committee feels decreases the amount of executive turnover, promotes the long-term goals of the Corporation, and is a tax deductible expense. The factors used in determining the level of base salary include the executive’s qualifications and experience, tenure with the Corporation, responsibilities, attainment of goals and objectives, past performance, and peer practices. A review of past performance and the attainment of goals and objectives are reviewed annually as part of the formal annual performance review. During the review, objectives and goals for the current and following year and upcoming milestones related to the corporate strategic plan were discussed. Peers for the Corporation are bank holding companies headquartered within Pennsylvania, Maryland, New Jersey, New York, Ohio, and West Virginia with assets between $1 billion and $3 billion and include the following:

ACNB Corporation	Chemung Financial Corp.	Citizens and Northern Corp.
Citizens Financial Services, Inc.	Civista Bancshares, Inc.	ESSA Bancorp, Inc.
Evans Bancorp, Inc.	Fidelity D & D Bancorp, Inc.	First Keystone Corporation
First United Corp.	FNCB Bancorp, Inc.	Franklin Financial Services Corp.
LCNB Corp.	Middlefield Banc Corp.	Norwood Financial Corp.
Parke Bancorp, Inc.	Princeton Bancorp, Inc.	QNB Corp.
SB Financial Group, Inc.	Unity Bancorp, Inc.

Data for these peers is gathered from various sources including, but not limited to, SEC filings, Federal Reserve filings, and other information publicly released by the peer companies. The Committee utilizes such comparative information as a component in determining base salary for such executives. Other components considered by the Committee include the factors described above. The Committee does not assign relative weights to any one component but considers the entire mix of information. The Committee does not consider such comparative information in connection with other elements of the overall compensation of such executives.

Annual Bonus Program
The Committee administers a Performance-Based Cash Incentive Plan in which the Chief Executive Officer and President and Chief Financial Officer participate. The plan provides at-risk compensation awards to eligible employees of the Corporation. To be eligible to receive payments employees must have been employed for a minimum of three months and be actively employed at time of payment. In addition, the employee must receive an overall rating of “Proficient” or higher on his or her most recent individual performance appraisal for the period covered by the performance appraisal. The plan is designed to support organizational objectives and financial goals set forth in the Corporation’s strategic business plan and financial plan. The plan further aligns the interests of the Corporation’s shareholders with employees and assists the Corporation in attracting, retaining, and motivating high-quality personnel, who contribute to the success and profitability of the Corporation.

The Committee has the discretion to exclude nonrecurring or extraordinary items of income, gain, expense, or loss, or any other factor it may deem relevant in its determination as to whether the target results have been satisfied. The Committee must conclude that an award, in such a circumstance, would ensure that the best interests of the Corporation’s shareholders are protected and are not in conflict with the interests of the plan’s participants.
Cash awards are based upon a maximum fixed amount and are paid annually.
The plan is administered by the Committee. The Committee may only make awards when it deems such awards are in the best interests of the Corporation, the Corporation’s shareholders, and the plan participants. The Committee or the board may take action to amend, modify, suspend, reinstate, or terminate the plan at any time. Such amendments, modifications, suspensions, reinstatements, or terminations may apply retroactively.
For 2024, the Committee established five weighted performance targets under the plan for participating employees, Mr. Grafmyre and Mr. Knepp. The performance factors and weightings for each factor for the 2024 bonus plan, all of which exclude securities gains or losses and merger expenses where applicable, were as follows: Return on Equity (target: 10.14%, actual: 9.46%; weighting: 20%); Return on Assets (target: 0.87%, actual: 0.83%; weighting: 20%); Earnings per Share (target: $2.29, actual: $2.44; weighting: 20%); Net Charge-Offs (target: 0.20%, actual: 0.03%; weighting: 20%); and Asset Growth (target: 5.53%, actual: 1.25%; weighting: 20%). Actual performance measured against the weighted target performance factors resulted in performance of 89% of targeted goals with the Committee exercising its ability to increase the amount paid for exceptional service to the Corporation primarily based on the significant increase in earnings per share and low level of net charge-offs. The Committee also took into consideration the impact of the challenging economic environment, inflation, upward wage pressure, and the announced acquisition of the Corporation by Northwest Bancshares, Inc. Based on these factors, bonuses for 2024 were paid as follows: Mr. Grafmyre - $325,000; Mr. Knepp - $70,000.
Equity Awards
The Committee granted stock options to the named executive officers during 2024 under the 2020 Penns Woods Bancorp, Inc. Equity Incentive Plan. The Committee feels this tool is needed in order to continue to be able to attract top talent, retain management, and to provide a long-term compensation component. Grants of stock options during 2024 to named executive officers totaled 48,000 shares at an exercise price of $20.85 per share. Total shares granted to each named executive officer were as follows: Mr. Grafmyre - 19,000; Mr. Knepp - 19,000; Mr. Carter - 5,000 and Ms. Karas - 5,000.

Additional Benefits
The named executive officers may participate in other employee benefit programs that are generally available to the other employees of the Corporation. Other perquisites received by the named executive officers are either included in the Summary Compensation Table in this proxy statement or do not exceed $10,000 in the aggregate annually.

Employment and Change in Control Agreements
We have entered into employment agreements with Messrs. Grafmyre, Knepp, Carter, and Ms. Karas. A discussion of these agreements follows. As described below, each of the agreements for Messrs. Grafmyre, Knepp, and Carter and Ms. Karas include provisions for payments under certain circumstances upon the occurrence of a “change in control” of the Corporation. Closing of the transactions under the Merger Agreement with Northwest will constitute a “change in control” under these agreements and, accordingly, each executive officer will receive the payments and benefits to which he or she is entitled under the terns of their respective agreements upon closing of the Merger.

Richard A. Grafmyre. Mr. Grafmyre is a party to an amended and restated employment agreement dated March 3, 2021 with the Corporation.
Under his agreement, Mr.Grafmyre will serve as Chief Executive Officer of the Corporation. He will also perform services as an executive officer of any of the Corporation’s subsidiaries as may be requested by the Corporation’s board of directors from time to time. In December 2023, the term of the agreement was extended through April 30, 2028. Commencing on May 1, 2028, there are three one-year renewal periods. Either the Corporation or Mr. Grafmyre can give notice of nonrenewal of the agreement at least 60 days prior to any annual renewal date, commencing with the renewal date on May 1, 2028, in which case the agreement would terminate as of the April 30 immediately following the notice of nonrenewal. The agreement can be terminated by the Corporation at any time for specified events of “cause” or in the event of Mr. Grafmyre’s disability.

Mr. Grafmyre’s annual base salary under the agreement is $850,000. The agreement provides for participation in employee benefit plans and programs maintained by the Corporation for the benefit of executive officers, including bonus programs, participation in health, disability benefit, life insurance, pension, profit sharing, retirement and stock-based compensation plans and certain fringe benefits, including use of an automobile and club dues. Under the terms of his employment agreement, Mr. Grafmyre’ maximum bonus potential under the Company’s annual bonus program is $325,000. Under the terms of Mr. Grafmyre’s agreement, the Compensation Committee can require that up to 50% of the amount of any annual bonus payable to Mr. Grafmyre be paid in the form of common stock in lieu of cash; however, the Merger Agreement with Northwest prohibits the issuance of additional shares of the Corporation’s common stock during the executory period except in limited circumstances, and, accordingly, and any bonus payment made to Mr. Grafmyre in 2025 under his employment agreement will be paid in cash.

The agreement provides that if, on or within 24 months following a “change in control” of the Corporation, the Corporation terminates Mr. Grafmyre for a reason other than cause or disability, or if Mr. Grafmyre resigns after the occurrence of specified circumstances that constitute constructive termination (i.e., “good reason”), Mr. Grafmyre will receive a lump-sum cash payment equal to two times the sum of (i) his then current base salary and (ii) the average of the last three annual bonuses paid to him preceding his termination of employment. He would also be entitled to a continuation of health insurance benefits for a period of twenty-four months. If the Corporation terminates Mr. Grafmyre for a reason other than cause or disability absent a “change in control,” Mr. Grafmyre will continue to receive his then current base salary and health insurance benefits for 24 months.
The agreement provides for the reduction of any “change in control” payments to Mr. Grafmyre to the extent necessary to ensure that he will not receive “excess parachute payments” under Section 280G of the Internal Revenue Code that would result in the imposition of an excise tax to him and a loss of deduction to the Corporation.
The agreement contains noncompete covenants, which generally prohibit Mr. Grafmyre from engaging in banking activities with an institution headquartered within twenty-five miles of 300 Market Street, Williamsport, Pennsylvania, and nonsolicitation covenants relating to customers and employees. These covenants generally extend for a period of six months after Mr. Grafmyre’s termination of employment unless his employment terminates as a result of a delivery of a notice of nonrenewal by the Corporation, in which case these covenants end on the date the agreement terminates.
Brian L. Knepp. Mr. Knepp is party to an amended employment agreement with the Corporation and JSSB. The agreement has a term expiring on July 14, 2024, with one additional one-year renewal thereafter absent notice of nonrenewal by either party. Under the agreement, Mr. Knepp serves as President and Chief Financial Officer of the Corporation.

Under the agreement, Mr. Knepp's current annual base salary is $299,657, subject to discretionary increases by the Corporation. Mr. Knepp is also entitled to participate in any employee benefit and incentive compensation plans and arrangements available to employees and executive officers of the Corporation. Mr. Knepp will also be provided with use of an automobile during the employment period under the agreement.

The agreement may be terminated for specified events of "cause," in which case the parties’ obligations under the agreement will cease. If the agreement is terminated without cause and there has not been a change-in-control (as defined in the agreement), then the Corporation will continue to pay Mr. Knepp’s then current annual base salary for the greater of six months or the number of months remaining in the term of his employment agreement and will provide Mr. Knepp, at no cost to him, with continuation of health and medical benefits for the period during which he is receiving continued payments of base salary. If, following a change-in-control, the agreement is terminated by the Corporation without cause or Mr. Knepp voluntarily terminates his employment for specified events of good reason, the Corporation will pay Mr. Knepp, in cash, within 30 days of termination, an aggregate amount equal to two times the sum of Mr. Knepp’s then base salary and the average of his bonus amounts over the prior three years and provide him, at no cost to him, with continuation of health care benefits for 24 months. If during the term of the agreement, Mr. Knepp voluntarily terminates employment, retires, dies, or becomes disabled, the obligations of the parties under the agreement will cease, unless Mr. Knepp dies or becomes disabled after providing notice of termination for good reason following a change in control, in which case, Mr. Knepp, or his estate, as the case may be, will be entitled to the amounts described above.

The agreement provides for the reduction of any “change in control” payments to Mr. Knepp to the extent necessary to ensure that he will not receive “excess parachute payments” under Section 280G of the Internal Revenue Code which would result in the imposition of an excise tax to him and a loss of deduction to the Corporation.

The agreement contains noncompete covenants, which generally prohibit Mr. Knepp from engaging in banking activities within twenty-five miles of 300 Market Street, Williamsport, Pennsylvania, and nonsolicitation covenants relating to customers and employees. These covenants generally extend for a period of one year after Mr. Knepp’s termination of employment unless his employment terminates as a result of a delivery of a notice of nonrenewal by the Corporation, in which case these covenants end on the date the agreement terminates.

Aron M. Carter. Mr. Carter is a party to an employment agreement with the Corporation and JSSB. The agreement renews annually for one-year terms ending each December 31 absent notice of nonrenewal by either party. Under the agreement, Mr. Carter serves as Senior Vice President and Chief Risk Officer of the Corporation and JSSB.

Mr. Carter’s current annual base salary under the agreement is $199,390, subject to discretionary increases by the Corporation and JSSB. Mr. Carter is also entitled to participate in any pension, retirement, profit sharing, stock option, incentive bonus, employee stock ownership, or other plans, benefits, and privileges available to employees and executive officers of the Corporation and JSSB.
The agreement may be terminated for specified events of "cause," in which case the parties’ obligations under the agreement will cease. If the agreement is terminated without cause and there has not been a change-in-control (as defined in the agreement), then the Corporation and JSSB will continue to pay Mr. Carter’s then current annual base salary for the greater of six months or the number of months remaining in the term of his employment agreement and will provide Mr. Carter, at no cost to him, with continuation of health and medical benefits for the period during which he is receiving continued payments of base salary. If, following a change-in-control, the agreement is terminated by the Corporation or JSSB without cause or Mr. Carter voluntarily terminates his employment for specified events of good reason the Corporation and JSSB will pay Mr. Carter, in cash, within 30 days of termination, an aggregate amount equal to two times the sum of Mr. Carter’s then base salary and the average of his bonus amounts over the prior three years. If during the term of the agreement, Mr. Carter voluntarily terminates employment, retires, dies, or becomes disabled the obligations of the parties under the agreement will cease, unless Mr. Carter dies or becomes disabled after providing notice of termination for good reason following a change in control, in which case, Mr. Carter, or his estate, as the case may be, will be entitled to the amounts described above.
The agreement provides for the reduction of any “change in control” payments to Mr. Carter to the extent necessary to ensure that he will not receive “excess parachute payments” under Section 280G of the Internal Revenue Code which would result in the imposition of an excise tax to him and a loss of deduction to the Corporation.
The agreement contains noncompetition covenants, which generally prohibit Mr. Carter from engaging in banking activities within twenty-five miles of 300 Market Street, Williamsport, Pennsylvania, and noncompetition covenants relating to customers and employees. These covenants generally extend for a period of one year after Mr. Carter’s termination of employment unless his employment terminates as a result of a delivery of a notice of nonrenewal by the Corporation and JSSB, in which case these covenants end on the date the agreement terminates.
Michelle M. Karas. Ms. Karas is a party to an employment agreement with the Corporation and JSSB. The agreement renews annually for one-year terms ending each December 31 absent notice of nonrenewal by either party. Under the agreement, Ms. Karas serves as Senior Vice President and Chief Data Officer of the Corporation and JSSB.
Ms. Karas’ current annual base salary under the agreement is $199,390, subject to discretionary increases by the Corporation and JSSB. Ms. Karas is also entitled to participate in any pension, retirement, profit sharing, stock option, incentive bonus, employee stock ownership, or other plans, benefits, and privileges available to employees and executive officers of the Corporation and JSSB.
The agreement may be terminated for specified events of "cause," in which case the parties’ obligations under the agreement will cease. If the agreement is terminated without cause and there has not been a change-in-control (as defined in the agreement), then the Corporation and JSSB will continue to pay Ms. Karas’ then current annual base salary for the greater of six months or the number of months remaining in the term of her employment agreement and will provide Ms. Karas, at no cost to her, with continuation of health and medical benefits for the period during which she is receiving continued payments of base salary. If, following a change-in-control, the agreement is terminated by the Corporation or JSSB without cause or Ms. Karas voluntarily terminates her employment for specified events of good reason the Corporation and JSSB will pay Ms. Karas, in cash, within 30 days of termination, an aggregate amount equal to two times the sum of Ms. Karas’ then base salary and the average of her bonus amounts over the prior three years. If during the term of the agreement, Ms. Karas voluntarily terminates employment, retires, dies, or becomes disabled the obligations of the parties under the agreement will cease, unless Ms. Karas dies or becomes disabled after providing notice of termination for good reason following a change in control, in which case, Ms. Karas, or her estate, as the case may be, will be entitled to the amounts described above.
The agreement provides for the reduction of any “change in control” payments to Ms. Karas to the extent necessary to ensure that she will not receive “excess parachute payments” under Section 280G of the Internal Revenue Code, which would result in the imposition of an excise tax to her and a loss of deduction to the Corporation.
The agreement contains noncompete covenants, which generally prohibit Ms. Karas from engaging in banking activities within twenty-five miles of 300 Market Street, Williamsport, Pennsylvania, and nonsolicitation covenants relating to customers and employees. These covenants generally extend for a period of one year after Ms. Karas’ termination of employment unless her employment terminates as a result of a delivery of a notice of nonrenewal by the Corporation and JSSB, in which case these covenants end on the date the agreement terminates.
Compensation Committee Report
The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Committee’s review and discussion with management, the Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2024.

Michael J. Casale, Jr.
D. Michael Hawbaker
William J. Edwards
R. Edward Nestlerode, Jr.

EXECUTIVE COMPENSATION

The following table sets forth the annual compensation for services in all capacities to the Corporation and the Banks for the year ended December 31, 2024 for those persons who served as the principal executive officer or principal financial officer at any time during the last completed fiscal year and the other executive officers for the last completed fiscal year (collectively, the “named executive officers”).

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)(1)	($)	($)	($)	($)(2)	($)(3)	($)(4)(5)(6)	($)
Richard A. Grafmyre	2024	$968,399	$—	$—	$70,870	$325,000	$—	$14,722	$1,378,991
Chief Executive Officer (7)	2023	1,003,802	260,000	—	—	312,500	—	12,417	1,588,719
	2022	1,003,802	—	—	141,244	182,500	—	75,233	1,402,779

Brian L. Knepp	2024	285,766	—	—	70,870	70,000	53,628	14,264	494,528
President & Chief Financial	2023	273,036	—	—	122,200	70,000	53,628	12,581	531,445
Officer (8)	2022	256,346	—	—	214,022	70,000	53,628	197,167	791,163

Aron M. Carter	2024	192,376	—	—	18,650	—	31,236	8,917	251,179
Senior Vice President (9)	2023	165,979	—	—	24,400	25,000	31,236	7,873	254,488
	2022	158,935	—	—	32,101	22,000	31,236	53,416	297,688

Michelle M. Karas	2024	192,376	1,000	—	18,650	—	—	9,360	221,386
Senior Vice President (10)	2023	165,979	—	—	24,400	25,000	—	8,275	223,654
	2022	158,935	12,500	—	32,101	22,000	—	59,344	284,880

(1)Amounts include base salary and payments for unused paid time off for Mr. Grafmyre: $88,502 in 2024, $88,502 in 2023, 88,502 in 2022; Mr. Knepp: $0 in 2024, $9,000 in 2023, $0 in 2022; Mr. Carter: $0 in 2024, $0 in 2023, $0 in 2022; Ms. Karas: $0 in 2024, $0 in 2023, $2,557 in 2022.
(2)Amounts represent amounts paid under the Corporation’s Performance-Based Bonus Plan.
(3)Amounts represent the accrual of benefits payable in the future under the 2020 Supplemental Executive Retirement Plan implemented during 2020.
(4)The cost of certain perquisites and other personal benefits for Messrs. Grafmyre, Knepp, Carter, and Ms. Karas are not included because such total does not exceed $10,000.
(5)Other compensation includes employer contributions to the 401(k) Plan for the benefit of Messrs. Grafmyre, Knepp, Carter, and Ms. Karas.
(6)Amounts include payments for the voluntary cash settlement of stock options in 2022 for Mr. Grafmyre: $50,528; Mr Knepp: $185,991; Mr. Carter: $40,004; Ms. Karas: $46,692.
(7)Mr. Grafmyre serves as the Chief Executive Officer of the Corporation, and is also a member of the board of directors of the Corporation.
(8)Mr. Knepp serves as President and Chief Financial Officer of the Corporation, and is also a member of the board of directors of the Corporation.
(9)Mr. Carter serves as a Senior Vice President - Chief Risk Officer of the Corporation.
(10)Ms. Karas serves as a Senior Vice President, Secretary & Chief Data Officer of the Corporation.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information concerning awards granted to the named executive officers for the year ended December 31, 2024 under the Corporation's equity incentive plans. The Merger Agreement with Northwest contains restrictions on the issuance of additional awards under the Corporation’s equity incentive plans.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards ($)
Richard A. Grafmyre	1/17/2024	—	19,000	$20.85	$70,870
Brian L. Knepp	1/17/2024	—	19,000	20.85	70,870
Aron M. Carter	1/17/2024	—	5,000	20.85	18,650
Michelle M. Karas	1/17/2024	—	5,000	20.85	18,650

The following table shows information regarding non-equity incentive awards under the Corporation’s Performance-Based Bonus Plan for 2024 for Mr. Grafmyre and Mr. Knepp.

(For fiscal year ended December 31, 2024)

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)
Richard A. Grafmyre	$162,500	$325,000	$325,000
Brian L. Knepp	35,000	70,000	70,000

Awards were paid for 2024 under the Performance-Based Bonus Plan because actual performance measured against weighted performance factors and Compensation Committee discretion resulted in performance of 100% of targeted performance goals. Cash payments made under the Plan for 2024 are included in the Summary Compensation Table under the column labeled “Non-Equity Incentive Plan Compensation.”  For further information on the Performance-Based Bonus Plan, see the “Compensation Discussion and Analysis” section of this proxy statement.

OUTSTANDING EQUITY AWARDS

The following table sets forth information concerning outstanding awards as of December 31, 2024 under the Corporation's equity incentive plans. All outstanding awards consist of stock options that vest either three or five years from the grant date. The Merger Agreement with Northwest provides that, at the Effective Time, options that are outstanding under the Corporation’s equity incentive plans immediately prior to the Effective Time will vest in full and be converted automatically into the right to receive a cash payment in an amount calculated under the Merger Agreement.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard A. Grafmyre	30,000	—	$28.01	3/15/2029
Richard A. Grafmyre	20,300	20,200	25.34	3/11/2030
Richard A. Grafmyre	27,000	13,500	24.23	4/9/2031
Richard A. Grafmyre	—	33,000	24.10	1/18/2032
Richard A. Grafmyre	—	19,000	20.85	1/17/2034
Brian L. Knepp	24,000	—	28.01	3/15/2029
Brian L. Knepp	25,000	25,000	25.34	3/11/2030
Brian L. Knepp	33,300	16,700	24.23	4/9/2031
Brian L. Knepp	—	50,000	24.10	1/18/2032
Brian L. Knepp	—	20,000	27.77	1/20/2033
Brian L. Knepp	—	19,000	20.85	1/17/2034
Aron M. Carter	7,500	—	28.01	3/15/2029
Aron M. Carter	5,000	5,000	25.34	3/11/2030
Aron M. Carter	5,000	2,500	24.23	4/9/2031
Aron M. Carter	—	7,500	24.10	1/18/2032
Aron M. Carter	—	4,000	27.77	1/20/2033
Aron M. Carter	—	5,000	20.85	1/17/2034
Michelle M. Karas	6,000	—	28.01	3/15/2029
Michelle M. Karas	5,000	5,000	25.34	3/11/2030
Michelle M. Karas	5,000	2,500	24.23	4/9/2031
Michelle M. Karas	—	7,500	24.10	1/18/2032
Michelle M. Karas	—	4,000	27.77	1/20/2033
Michelle M. Karas	—	5,000	20.85	1/17/2034

OPTION EXERCISES AND STOCK VESTED

None of our named executive officers exercised stock options during the year ended December 31, 2024. There were no other stock awards, including restricted stock, restricted stock units or similar instruments, issued or outstanding during the year ended December 31, 2024.

SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENTS

In September 2020, JSSB entered into supplemental executive retirement plan agreements (the “SERP Agreements”) with Brian Knepp, President and Chief Financial Officer of the Corporation and Chief Financial Officer of JSSB, and Aron Carter, Senior Vice President and Chief Risk Officer of the Corporation and JSSB.

Under the SERP Agreements, JSSB will make monthly contributions ($4,469 for Mr. Knepp and $2,603 for Mr. Carter) to a deferral account established for each executive officer until the earlier of his separation of service from JSSB, disability, death, or until he reaches age 67. At the discretion of JSSB’s board of directors, JSSB may contribute a greater amount if the executive officer’s performance or the interests of JSSB are best served by making a greater contribution. During the period of the executive officer’s employment, the deferral account will earn interest at a rate equal to 3% per annum, compounded monthly.

Each SERP Agreement provides that, if the executive officer separates from service other than for cause or on account of death or disability (including a separation prior to or after age 67 or before or after a change in control (as defined in the SERP Agreement)), the executive officer will be paid his deferral account balance, calculated as of the date of separation from service, in 180 consecutive monthly installments. In the event of the executive officer’s disability (as defined in the SERP Agreements) prior to age 67, the deferral account balance, calculated as of the date of determination of disability, will be paid in 180 consecutive monthly payments commencing the month following the date of determination of disability.

In the event of the executive officer’s death prior to his separation from service, his disability or a change in control, the Executive’s designated beneficiary would be entitled to payment of an annual benefit in the amount of $126,000 in the case of Mr. Knepp and $66,000 in the case of Mr. Carter for a period of fifteen years, provided that, if the executive’ officer’s deferral account balance exceeds specified amounts at the date of death, the annual benefit for such Executive’s beneficiary will instead be the amount necessary to fully amortize the deferral account balance over the fifteen year payment period with interest credited on the unpaid balance at the rate of 3% per annum. If the executive officer dies subsequent to commencement of payments under the SERP Agreement, amounts that would have been paid to the executive officer had he survived will be paid to his designated beneficiary.

No benefit will be paid if the executive officer’s employment is terminated for “cause” as defined in the SERP Agreements or if the executive officer, in certain circumstances, violates applicable non-competition, non-solicitation, or confidentiality provisions set forth in the SERP Agreements.

The SERP Agreements provide that if any payment under such SERP Agreement would be treated as an “excess parachute payment” under Section 280G of the Internal Revenue Code, the amount of the payments to the executive officer will be reduced to the extent necessary to avoid treating such benefit payment as an “excess parachute payment.” In such case, the executive officer will be entitled to only the reduced benefit and will forfeit any amount exceeding the reduced benefit. Benefits under the SERP Agreements may be delayed to comply with Section 409A of the Internal Revenue Code, and JSSB and the executive officer may amend the SERP Agreement to delay the timing or change form of payment as permitted under Section 409A.

Closing of the Merger under the Merger Agreement with Northwest will result in a separation from service for both Mr. Knepp and Mr. Carter and, accordingly, will result in the payment of benefits to each of them under the terms of their respective SERP agreements.

RETIREMENT PLAN

JSSB maintains a noncontributory defined benefit pension plan for all employees hired prior to January 1, 2004, who meet certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation earned by an employee, which is the employee’s annual compensation averaged over the five highest paid consecutive calendar years within the final ten years of employment. Annual compensation is based upon the employee’s W-2 wages, which includes base salary, bonus, personal vehicle mileage for certain executive officers, and life insurance coverage that exceeds $50,000. JSSB's funding policy is consistent with the funding requirements of federal law and regulations. Plan assets are primarily comprised of common stocks and U.S. Government and corporate debt securities. The plan was amended, effective January 1, 2004, to cease eligibility for employees with a hire date of January 1, 2004 or later and the plan ceased accruing additional benefits as of December 31, 2014. Because Messrs. Grafmyre, Knepp, Carter, and Ms. Karas joined JSSB after termination of the pension plan, they are not eligible to participate in the pension plan. Employees with a hire date of January 1, 2004 or later are eligible to receive, after one year of service, an annual contribution by JSSB equal to a discretionary percentage of an employee’s base compensation into an account established for the employee under JSSB’s 401(k) plan. The accrued normal retirement benefit under the plan is determined by the following formula: 1.4% of the average annual compensation up to Social Security covered compensation multiplied by the credited service, plus 2% of the average annual compensation that is in excess of Social Security covered compensation multiplied by the number of years of credited service.

CHIEF EXECUTIVE OFFICER − PAY RATIO DISCLOSURE
The following pay ratio information is provided in accordance with the requirements of Item 402(u) of SEC Regulation S-K:
For fiscal 2024, the Corporation’s last completed fiscal year:

•the annual total compensation of the Corporation's median employee (other than the Chief Executive Officer) was $53,549; and
•the annual total compensation of the Corporation’s Chief Executive Officer, Richard A. Grafmyre, was $1,378,991.

Based on this information, the ratio for 2024 of the annual total compensation of the Chief Executive Officer to the median of the annual total compensation of all employees is 26 to 1.

The Corporation identified its median employee for the year ended December 31, 2023. In 2023, the Corporation used wages from its payroll records as reported to the Internal Revenue Service on Form W-2 for fiscal 2023 to determine the median of the annual total compensation of all employees (other than the Chief Executive Officer). In making this determination, the Corporation annualized the compensation of approximately 308 full time and part time permanent employees, with no full time equivalent adjustments for part time employees, of which there were approximately 14. For 2023:
•All elements of the identified median employee’s compensation for 2024 were added, resulting in annual total compensation of $53,549.
•The amount reported in the Total column of our 2024 Summary Compensation Table was used for the total annual compensation of the Chief Executive Officer.

POTENTIAL POST-EMPLOYMENT PAYMENTS

Each of the named executive officers would be entitled to certain contractual benefits if their employment terminates under certain circumstances preceding or following a change in control. The agreements are described under the caption “Employment and Change in Control Agreements” included in the Compensation Discussion and Analysis. We calculated the potential post-employment payments due to each of these named executive officers assuming the employment of each named executive officer was terminated either before or after a change in control on December 31, 2024. Actual amounts payable can only be determined at the time of such executive’s termination. The following table summarizes the potential payments to Messrs. Grafmyre, Knepp, Carter, and Ms. Karas.

				Before Change in Control		After Change in Control (3)
		Termination for Death or Disability	Involuntary Termination for Cause	Involuntary Termination without Cause	Voluntary Termination for Good Reason	Involuntary Termination without Cause	Voluntary Termination for Good Reason
Richard A. Grafmyre	Severance (1)	$—	$—	$2,800,824	$—	$2,230,667	$2,230,667
	Welfare continuation (2)	—	—	63,967	—	39,622	39,622
	Value of Accelerated Stock Options	—	—	—	—	574,000	574,000
	Potential reduction in payout due to operation of Code Section 280G	—	—	—	—	—	—
	Total	$—	$—	$2,864,791	$—	$2,844,289	$2,844,289
Brian L. Knepp	Severance (1)	$—	$—	$258,110	$—	$647,117	$647,117
	Welfare continuation (2)	—	—	51,245	—	51,245	51,245
	Value of Accelerated Stock Options	—	—	—	—	596,022	596,022
	Potential reduction in payout due to operation of Code Section 280G	—	—	—	—	—	—
	Total	$—	$—	$309,355	$—	$1,294,384	$1,294,384
Aron M. Carter	Severance (1)	$—	$—	$163,229	$—	$350,123	$350,123
	Welfare continuation (2)	—	—	51,664	—	51,664	51,664
	Value of Accelerated Stock Options	—	—	—	—	146,005	146,005
	Potential reduction in payout due to operation of Code Section 280G	—	—	—	—	—	—
	Total	$—	$—	$214,893	$—	$547,792	$547,792
Michelle M. Karas	Severance (1)	$—	$—	$163,229	$—	$350,789	$350,789
	Welfare continuation (2)	—	—	20,348	—	20,348	20,348
	Value of Accelerated Stock Options	—	—	—	—	146,005	146,005
	Potential reduction in payout due to operation of Code Section 280G	—	—	—	—	—	—
	Total	$—	$—	$183,577	$—	$517,142	$517,142

(1) For severance and welfare continuation payment calculation, and time and form of such payments, see "Employment and Change in Control Agreements." For Mr. Grafmyre, payments resulting from an involuntary termination without cause prior to a "change in control" illustrate continuation of his current base salary and welfare benefits through the remaining term of the contract (April 30, 2028) and payments resulting from an involuntary termination without cause after a "change in control" illustrate a lump-sum cash payment equal to two times the sum of (i) his current base salary and (ii) the average of his last three annual bonuses.
(2) Assumes no increase in the cost of welfare benefits.
(3) Closing of the Merger under the Merger Agreement with Northwest will result in payments to each of the executive officers based on amounts due to them under their respective agreements “after a change in control.” In accordance with applicable SEC rules, the table illustrates potential payments assuming a transaction occurs on December 31, 2024. Actual amounts payable to each of the executive officers upon closing of the Merger will change from the amounts illustrated based on the actual closing date for the Merger.

PAY VERSUS PERFORMANCE

In August 2022, the SEC adopted final rules to implement Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The following information about the relationship between executive compensation actually paid and certain financial performance of the Corporation is provided pursuant to Item 402(v) of SEC Regulation S-K.

Year	Summary Compensation Table Total for Principal Executive Officer (“PEO”)(1)	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers (“NEOs”)(3)	Average Compensation Actually Paid to Non-PEO NEOs(4)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return (“TSR”)(5)	Net Income(6)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2024	$1,378,991	$2,121,695	$322,364	$778,396	$144.74	$17,739,000
2023	1,588,719	1,305,336	356,938	177,180	106.00	16,608,000
2022	1,402,779	1,696,298	457,910	560,318	117.97	17,422,000
(1)    The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Grafmyre (Chief Executive Officer) for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation—Summary Compensation Table.”
(2)    The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Grafmyre, as computed in accordance with Item 402(v) of SEC Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Grafmyre during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Mr. Grafmyre’s total compensation for each year to determine the compensation actually paid:

Year	Reported Summary Compensation Table Total for PEO ($)	Reported Value of Equity Awards(a) ($)	Equity Award Adjustments(b) ($)	Compensation Actually Paid to PEO ($)
2024	$1,378,991	$70,870	$813,574	$2,121,695
2023	1,588,719	—	(283,383)	1,305,336
2022	1,402,779	141,244	434,763	1,696,298

(a)    The grant date fair value of equity awards represents the total of the amounts reported in the “Option Awards” columns in the Summary Compensation Table for the applicable year.
(b)    The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following: (i) the year-end fair value of any equity awards granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) an amount equal to the change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in same applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, an amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

Year	Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Year ($)	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years ($)	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year ($)	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year ($)	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year ($)	Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation ($)	Total Equity Award Adjustments ($)
2024	$202,846	$384,605	$—	$226,123	$—	$—	$813,574
2023	—	(258,008)	—	(25,375)	—	—	(283,383)
2022	215,490	213,273	—	6,000	—	—	434,763
(3) The dollar amounts reported in column (d) represent the average of the amounts reported for our Corporation’s named executive officers as a group (excluding Mr. Grafmyre) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the named executive officers (excluding Mr. Grafmyre) included for purposes of calculating the average amounts in each applicable year are as follows: for 2023, 2022 and 2021, Mr. Knepp, Mr. Carter, and Ms. Karas.
(4)     The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the named executive officers as a group (excluding Mr. Grafmyre), as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the named executive officers as a group (excluding Mr. Grafmyre) during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the named executive officers as a group (excluding Mr. Grafmyre) for each year to determine the compensation actually paid, using the same methodology described in Note 2 above:

Year	Average Reported Summary Compensation Table Total for Non-PEO NEOs ($)	Average Reported Value of Equity Awards ($)	Average Equity Award Adjustments(a) ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)
2024	$322,364	$36,057	$492,089	$778,396
2023	356,938	57,000	(122,758)	177,180
2022	457,910	92,741	195,149	560,318
(a)     The amounts deducted or added in calculating the total average equity award adjustments are as follows:

Year	Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Year ($)	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years ($)	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year ($)	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year ($)	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year ($)	Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation ($)	Total Equity Award Adjustments ($)
2024	$103,202	$276,960	$—	$111,927	$—	$—	$492,089
2023	37,520	(145,695)	—	(14,583)	—	—	(122,758)
2022	141,484	51,165	—	2,500	—	—	195,149

(5) Cumulative TSR is calculated by dividing the sum of the cumulative amount of cash dividends for the measurement period, assuming dividend reinvestment, and the difference between the Corporation’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period.
(6) The dollar amounts reported represent the amount of net income reflected in our consolidated audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay Versus Performance Table
As described in more detail in our Compensation Discussion and Analysis (CD&A), the Corporation's executive compensation program includes a variable pay-for-performance component by utilizing cash bonuses and stock options. While the Corporation utilizes several performance measures to align executive compensation with the Corporation's performance, all of those measures are not presented in the Pay versus Performance table. Moreover, the Corporation generally seeks to incentivize long-term performance, and therefore does not specifically align the Corporation's performance measures with compensation that is actually paid (as computed in accordance with Item 402(v) of Regulation S-K) for a particular year. In accordance with Item 402(v) of Regulation S-K, the Corporation is providing the following descriptions of the relationships between information presented in the Pay versus Performance table.

The charts below display the relationship between compensation actually paid and cumulative total shareholder return, net income, return on average equity, and earnings per share.

Compensation Actually Paid vs. Cumulative TSR
Compensation Actually Paid
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
Total Shareholder Return
$150
$140
$130
$120
$110
$100
$90
2021
2022
2023
2024
PEO Compensation Actually Paid
Avg. NEO Compensation Actually Paid
PWOD TSR

Compensation Actually Paid vs. Net Income
Compensation Actually Paid
Net Income
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
$18,000,000
$17,000,000
$16,000,000
$15,000,000
2022
2023
2024
PEO Compensation Actually Paid
Avg. NEO Compensation Actually Paid
Net Income

Compensation Actually Paid vs. ROAE
Compensation Actually Paid
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
Return on Average Equity
11.00%
10.50%
10.00%
9.50%
9.00%
8.50%
8.00%
2022
2023
2024
PEO Compensation Actually Paid
Avg. NEO Compensation Actually Paid
ROAE

Compensation Actually Paid vs. EPS
Compensation Actually Paid
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
Earnings Per Share
$2.50
$2.40
$2.30
$2.20
2022
2023
2024
PEO Compensation Actually Paid
Avg. NEO Compensation Actually Paid
EPS

All information provided above under the “Pay Versus Performance Information” heading will not be deemed to be incorporated by reference in any filing of our company under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
No member of the board of directors who served on the Compensation Committee during the 2024 fiscal year was an officer or employee of the Corporation or any of its subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving on our board of directors or Compensation Committee.
POLICIES AND PRACTICES FOR GRANTING EQUITY AWARDS

The Corporation historically approves equity awards, if any, under the Corporation’s equity incentive plans in January of each year on a date randomly selected, at a Compensation Committee meeting in December of the immediately preceding year. The Corporation does not take material nonpublic information into account when determining the timing or terms of equity awards, except to the extent that the existence of any such material nonpublic information in a particular year could positively affect the value of the awards, in which case the grant of awards would be postponed for that year. The Corporation does not time the disclosure of material nonpublic information for the purpose of affecting executive compensation.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP AND OTHER INFORMATION REGARDING DIRECTORS, EXECUTIVE OFFICERS, AND CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of March 1, 2025, information regarding the number of shares and percentage of the outstanding shares of Common Stock beneficially owned by each director, executive officer, and all directors and executive officers as a group, and by each person known by the Corporation to beneficially own 5% or more of the Common Stock. No shares of Common Stock owned by directors or executive officers have been pledged as security.

Executive Officers and Directors	Principal Occupation for Past Five Years	Year First Became a Director	Amount & Nature of Beneficial Ownership		% of Total Shares Outstanding
Daniel K. Brewer	Retired; Former Principal of Brewer and Company, LLC	2012	13,690	(1)	0.18%
Aron M. Carter	Senior Vice President of the Corporation	N/A	24,349	(2)	0.32%
Michael J. Casale, Jr.	Chairman of the Board of JSSB, Principal, Michael J. Casale, Jr., Esq., LLC	1999	35,121	(3)	0.46%
William J. Edwards	President & Owner of JEB Environmental Technologies, Inc.	2012	52,322	(4)	0.69%
Richard A. Grafmyre	Chief Executive Officer of the Corporation	2010	42,230	(5)	0.55%
D. Michael Hawbaker	Executive Vice President of Glenn O. Hawbaker, Inc.	2007	12,478	(6)	0.16%
Michelle M. Karas	Senior Vice President, Secretary, & Chief Data Officer of the Corporation	N/A	18,289	(7)	0.24%
Cameron W. Kephart	Executive Vice President of Susquehanna Transit Company	2017	9,290	(8)	0.12%
Brian L. Knepp	President & Chief Financial Officer of the Corporation	2015	57,361	(9)	0.75%
Charles E. Kranich, II	President of Kranich's Jewelers, Inc.	2019	37,798	(10)	0.50%
Robert Q. Miller	President and co-owner of Miller Brothers Auto Sales, Inc. and Mor Car Rentals	2019	8,487	(11)	0.11%
John G. Nackley	President and CEO of InterMetro Industries Corporation	2013	17,304	(12)	0.23%
R. Edward Nestlerode, Jr.	Chairman of the Board of the Corporation, President and Chief Executive Officer of Nestlerode Contracting Co., Inc.	1995	50,553	(13)	0.66%
Jill F. Schwartz	Senior Partner of Wyoming Weavers; President of Fortune Fabrics, Inc.; Owner of Gosh Yarn It!	2013	24,000	(14)	0.32%
All Executive Officers and Directors as a Group (14 persons)			403,272	(15)	5.30%

(1)	Shares held individually.
(2)	Includes options to purchase 22,500 shares.
(3)	Includes 4,864 shares held individually and 30,257 shares held jointly with his spouse.
(4)	Shares held individually.
(5)	Includes 41,430 shares held individually and 800 shares held by his spouse.
(6)	Includes 6,228 shares held individually and 6,250 shares held jointly with his spouse.
(7)	Includes options to purchase 15,000 shares.
(8)	Includes 6,678 shares held individually and 2,612 shares held jointly with his spouse.
(9)	Includes 34,492 shares held individually, 10,869 shares held jointly with his spouse and options to purchase 12,000 shares.
(10)	Shares held individually.
(11)	Shares held individually.
(12)	Includes 16,304 shares held individually and 1,000 shares held by his spouse.
(13)	Includes 25,694 shares held individually, 18,217 shares held jointly with his spouse, 2,977 shares held by his spouse, and 3,665 shares held by Nestlerode Contracting Co., Inc.
(14)	Shares held individually.
(15)	Includes vested options to purchase 49,500 shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables provide certain information regarding securities issued or issuable under the Corporation’s equity compensation plan as of December 31, 2024:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	1,087,300	$25.12	95,500
Equity compensation plan not approved by security holders	—	—	—
Total	1,087,300	$25.12	95,500

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN TRANSACTIONS

Nasdaq rules require that we conduct an appropriate review of related party transactions for potential conflict of interest situations on an ongoing basis, and all such transactions must be approved by our Audit Committee or another independent body of the board of directors.

Our Code of Ethics and Conflicts of Interest Policy requires all directors, officers, and employees who may have a potential or apparent conflict of interest to notify our Human Resource Director. A potential conflict exists whenever an individual has an outside interest - direct or indirect - which conflicts with the individual’s duty to the Corporation or any of its affiliates or adversely affects the individual’s judgment in the discharge of his or her responsibilities. Prior to consideration, full disclosure of all material facts concerning the relationship and financial interest of the relevant individuals in the transaction is required The Code of Ethics and Conflict of Interest Policy is available on our website, www.pwod.com, under Investor Relations/Financial Information/Governance Documents and is available on request to the President or the Chief Executive Officer.

To identify related party transactions, each year, we submit and require our directors and officers to complete Director and Officer Questionnaires identifying any transaction with us or any of our subsidiaries in which the officer or director or their family members have an interest.

There have been no material transactions, or any material transactions proposed, between the Corporation and the Banks and any director or executive officer of the Corporation and the Banks, or any associate of the foregoing persons. The Corporation and the Banks have had, and intend to continue to have, banking and financial transactions in the ordinary course of business with directors and officers of the Corporation and their associates on comparable terms and with similar interest rates as those prevailing from time to time for persons not related to or associated with the Corporation.
Total loans outstanding from the Banks at December 31, 2024 to the Corporation's officers and directors as a group, members of their immediate families and companies in which they had an ownership interest of 10% or more was $8,869,000, or approximately 4.32%, of the total equity capital of the Corporation. Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Corporation, and did not involve more than the normal risk of collectability or present other unfavorable features.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following sets forth information on information on fees billed to the Corporation by S.R. Snodgrass, P.C. for audit and other services provided to the Corporation for the years ended December 31, 2024 and December 31, 2023.

Audit Fees
The fees for professional services incurred by the Corporation for services rendered by the Auditors in connection with the audit of the Corporation’s financial statements for the years ended December 31, 2024 and December 31, 2023, and the review of the Corporation’s Forms 10-Q for such fiscal years, were $294,244 and $368,462 respectively. All such services were performed by permanent, full-time employees of S.R. Snodgrass, P.C.

Audit-Related Fees
Audit-Related fees for the performance of the audits of the financial statements of the Corporation's employee benefit plans for the years ended December 31, 2024 and December 31, 2023, were $24,455 and $23,480, respectively.

Tax Fees
Tax fees for the years ended December 31, 2024 and December 31, 2023 resulting from compliance fees for the preparation of original tax returns totaled $30,084 and $28,325, respectively.

All Other Fees
There were other fees billed to the Corporation by S.R. Snodgrass, P.C. for performing information security attack and penetration testing, security awareness training, and social engineering testing for the years ended December 31, 2024 and December 31, 2023 that totaled $27,203 and $26,608 respectively.

Pre-approval of Audit and Permissible Non-Audit Services
The Audit Committee of the board of directors pre-approves all audit and permissible non-audit services provided by the Corporation’s independent registered public accounting firm. All of the services provided by S.R. Snodgrass, P.C. set forth above were pre-approved by the Audit Committee.

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

(b) Exhibits:

(2)(i)	Agreement and Plan of Merger, dated December 16, 2024, by and between Northwest Bancshares, Inc. and Penns Woods Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on December 20, 2024).
(3)(i)	Articles of Incorporation of the Registrant, (incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022).
(3)(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
(4)(i)	Description of Capital Securities.
(10)(i)	Form of First Amendment to the Jersey Shore State Bank Amendment and Restatement of the Director Fee Agreement, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 29, 2006).
(10)(ii)	Amended and Restated Employment Agreement, dated as of March 9,2021, between Penns Woods Bancorp, Inc. and Richard A. Grafmyre (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 10, 2021).
(10)(iii)	Amended and Restated Employment Agreement, dated as of December 31, 2018, between Penns Woods Bancorp, Inc. and Brian L. Knepp (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2018).
(10)(iv)	Amendment to Employment Agreement, dated July 15, 2022, between Penns Woods Bancorp, Inc. and Richard A. Grafmyre (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on July 21, 2022).*
(10)(v)	Amendment to Employment Agreement, dated July 15, 2022, between Penns Woods Bancorp, Inc. and Brian L. Knepp (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on July 21, 2022).*
(10)(vi)	Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Aron M. Carter (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).*
(10)(vii)	Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Michelle M. Karas (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).*
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

(10)(x)	Penns Woods Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement filed on March 23, 2020).*
(10)(xi)	Penns Woods Bancorp, Inc. 2020 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Registrant's definitive proxy statement filed on March 23, 2020).*
(10)(xii)	Amendment to Employment Agreement, dated December 12, 2023, between Penns Woods Bancorp, Inc. and Richard A. Grafmyre (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on December 12, 2023.
(10)(xiii)	Amendment to Employment Agreement, dated June 3, 2024, between Penns Woods Bancorp, Inc. and Richard A. Grafmyre (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 4, 2024).
(19)(i)	Insider Trading Policies and Procedures.
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31)(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31)(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32)(i)	Section 1350 Certification of Chief Executive Officer.
(32)(ii)	Section 1350 Certification of Principal Financial Officer.
(97)	Clawback Policy (incorporated by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).
Exhibit 101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2024 and December 31, 2023; (ii) the Consolidated Statement of Income for the years ended December 31, 2024, 2023, and 2022; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023, and 2022; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023, and 2022; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

* Denotes compensatory plan or arrangement.

EXHIBIT INDEX

(4)(i)	Description of Capital Securities
(19)(i)	Insider Trading Policies and Procedures.
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31)(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31)(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32)(i)	Section 1350 Certification of Chief Executive Officer.
(32)(ii)	Section 1350 Certification of Principal Financial Officer.
Exhibit 101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2024 and December 31, 2023; (ii) the Consolidated Statement of Income for the years ended December 31, 2024, 2023, and 2022; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023, and 2022; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023, and 2022; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2025	PENNS WOODS BANCORP, INC.
/s/ Richard A. Grafmyre
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer and Director	March 13, 2025
(Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 13, 2025

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Chairman of the Board	March 13, 2025

/s/ Daniel K. Brewer
Daniel K. Brewer, Director	March 13, 2025

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 13, 2025

/s/ William J. Edwards
William J. Edwards, Director	March 13, 2025

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 13, 2025

/s/ Cameron W. Kephart
Cameron W. Kephart, Director	March 13, 2025

/s/ Charles E. Kranich, II
Charles E. Kranich, III, Director	March 13, 2025

/s/ Robert Q. Miller
Robert Q. Miller, Director	March 13, 2025

/s/ John G. Nackley
John G. Nackley, Director	March 13, 2025

/s/ Jill F. Schwartz
Jill F. Schwartz, Director	March 13, 2025