Form 10-Q
period 2025-03-31
PENNS WOODS BANCORP INC
filed 2025-05-13
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2025.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On May 1, 2025 there were 7,614,214 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share And Per Share Data)	2025	2024
ASSETS:
Noninterest-bearing balances	$26,604	$19,989
Interest-bearing balances in other financial institutions	10,841	8,983
Total cash and cash equivalents	37,445	28,972

Investment debt securities, available for sale, at fair value	175,721	184,542
Investment equity securities, at fair value	1,128	1,111
Restricted investment in bank stock	20,613	20,032
Loans held for sale	2,583	3,266
Loans	1,897,376	1,877,078
Allowance for credit losses	(9,990)	(11,848)
Loans, net	1,887,386	1,865,230
Premises and equipment, net	27,441	27,789
Accrued interest receivable	10,871	11,114
Bank-owned life insurance	45,982	45,681
Investment in limited partnerships	6,466	6,691
Goodwill	16,450	16,450
Intangibles	82	107
Operating lease right-of-use asset	2,761	2,811
Deferred tax asset	2,067	3,493
Other assets	15,239	15,049
TOTAL ASSETS	$2,252,235	$2,232,338

LIABILITIES:
Interest-bearing deposits	$1,258,188	$1,249,145
Noninterest-bearing deposits	465,766	456,936
Total deposits	1,723,954	1,706,081

Short-term borrowings	82,910	42,200
Long-term borrowings	214,542	254,588
Accrued interest payable	3,908	4,664
Operating lease liability	2,841	2,889
Other liabilities	12,057	16,685
TOTAL LIABILITIES	2,040,212	2,027,107

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 8,124,439 and 8,066,968 shares issued; 7,614,214 and 7,556,743 outstanding	45,134	44,815
Additional paid-in capital	62,931	63,193
Retained earnings	120,261	115,331
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(2,762)	(4,567)
Defined benefit plan	(726)	(726)
Treasury stock at cost, 510,225 shares	(12,815)	(12,815)
TOTAL SHAREHOLDERS' EQUITY	212,023	205,231
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,252,235	$2,232,338

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Share And Per Share Data)	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$26,014	$23,860
Investment securities:
Taxable	1,723	1,594
Tax-exempt	60	97
Dividend and other interest income	581	679
TOTAL INTEREST AND DIVIDEND INCOME	28,378	26,230
INTEREST EXPENSE:
Deposits	8,744	7,963
Short-term borrowings	1,056	2,005
Long-term borrowings	2,438	2,516
TOTAL INTEREST EXPENSE	12,238	12,484
NET INTEREST INCOME	16,140	13,746
(RECOVERY) PROVISION FOR CREDIT LOSSES	(2,969)	138
NET INTEREST INCOME AFTER (RECOVERY) PROVISION FOR CREDIT LOSSES	19,109	13,608
NON-INTEREST INCOME:
Service charges	483	515
Net debt securities gains (losses), available for sale	305	(23)
Net equity securities gains (losses)	17	(10)
Bank-owned life insurance	301	463
Gain on sale of loans	408	305
Insurance commissions	152	153
Brokerage commissions	167	186
Loan broker commissions	252	222
Debit card income	308	329
Other	175	322
TOTAL NON-INTEREST INCOME	2,568	2,462
NON-INTEREST EXPENSE:
Salaries and employee benefits	6,483	6,422
Occupancy	874	905
Furniture and equipment	997	939
Software amortization	419	190
Pennsylvania shares tax	413	320
Professional fees	505	552
Federal Deposit Insurance Corporation deposit insurance	397	359
Marketing	47	71
Intangible amortization	25	26
Loss on sale of premise and equipment	—	330
Merger Expense	1,093	—
Other	1,341	1,509
TOTAL NON-INTEREST EXPENSE	12,594	11,623
INCOME BEFORE INCOME TAX PROVISION	9,083	4,447
INCOME TAX PROVISION	1,716	639
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS'	$7,367	$3,808
EARNINGS PER SHARE - BASIC	$0.97	$0.51
EARNINGS PER SHARE - DILUTED	$0.95	$0.51
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,589,592	7,512,520
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,728,688	7,512,520
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2025	2024
Net Income	$7,367	$3,808
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities	2,590	(59)
Tax effect	(544)	12
Net realized (gain) loss on available for sale securities included in net income	(305)	23
Tax effect	64	(5)
Amortization of unrecognized pension loss	—	16
Tax effect	—	(3)
Total other comprehensive income (loss)	1,805	(16)
Comprehensive income	$9,172	$3,792

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2024	8,066,968	$44,815	$63,193	$115,331	$(5,293)	$(12,815)	$205,231
Net income				7,367			7,367
Other comprehensive income					1,805		1,805
Stock-based compensation			(262)				(262)
Dividends declared ($0.32 per share)				(2,437)			(2,437)
Stock option exercises	57,471	319					319
Balance, March 31, 2025	8,124,439	$45,134	$62,931	$120,261	$(3,488)	$(12,815)	$212,023

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2023	8,019,219	$44,550	$61,733	$107,238	$(9,150)	$(12,815)	$191,556
Net income				3,808			3,808
Other comprehensive loss					(16)		(16)
Stock-based compensation			273				273
Dividends declared ($0.32 per share)				(2,404)			(2,404)
Common shares issued for employee stock purchase plan	2,550	15	35				50
Common shares issued for director compensation plan	2,888	16	46				62
Dividend reinvestment plan	10,940	60	128				188
Balance, March 31, 2024	8,035,597	$44,641	$62,215	$108,642	$(9,166)	$(12,815)	$193,517

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2025	2024
OPERATING ACTIVITIES:
Net Income	$7,367	$3,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,069	1,031
Loss on disposal of premises and equipment	—	330
Amortization of intangible assets	25	26
(Recovery) provision of credit losses	(2,969)	138
Stock based compensation	(262)	273
Accretion and amortization of investment security discounts and premiums	(104)	13
Net debt securities (gains) losses, available for sale	(305)	23
Originations of loans held for sale	(14,962)	(10,413)
Proceeds of loans held for sale	16,053	11,351
Gain on sale of loans	(408)	(305)
Net equity securities (gains) losses	(17)	10
Earnings on bank-owned life insurance	(301)	(463)
Decrease in deferred tax asset	946	117
Gain on lease abandonment	—	(127)
Other, net	(6,069)	(3,544)
Net cash provided by operating activities	63	2,268
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	8,018	995
Proceeds from calls and maturities of available for sale securities	3,497	10,740
Purchases of available for sale securities	—	(8,108)
Net increase in loans	(18,941)	(15,149)
Acquisition of premises and equipment	(77)	(249)
Proceeds from the sale of foreclosed assets	75	—
Purchase of bank-owned life insurance	—	(6)
Proceeds from bank-owned life insurance death benefit	—	1,483
Proceeds from redemption of regulatory stock	11,677	12,867
Purchases of regulatory stock	(12,258)	(11,964)
Net cash used for investing activities	(8,009)	(9,391)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	9,043	28,791
Net increase in noninterest-bearing deposits	8,830	278
Proceeds from long-term borrowings	—	20,000
Repayment of long-term borrowings	(40,000)	(10,000)
Net increase (decrease) in short-term borrowings	40,710	(34,718)
Finance lease principal payments	(46)	(43)
Dividends paid	(2,437)	(2,404)
Stock options exercised	319	—
Issuance of common stock	—	300
Net cash provided by financing activities	16,419	2,204
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,473	(4,919)
CASH AND CASH EQUIVALENTS, BEGINNING	28,972	37,462
CASH AND CASH EQUIVALENTS, ENDING	$37,445	$32,543

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$12,994	$12,124
Income taxes paid	6	4
Non-cash investing and financing activities:
Finance right of use asset abandonment	—	658
Finance lease abandonment	—	785
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

The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax and parenthesis indicating debits, as of March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(In Thousands)	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(4,567)	$(726)	$(5,293)	$(6,396)	$(2,754)	$(9,150)
Other comprehensive income (loss) before reclassifications	2,046	—	2,046	(47)	—	(47)
Amounts reclassified from accumulated other comprehensive loss	(241)	—	(241)	18	13	31
Net current-period other comprehensive income (loss)	1,805	—	1,805	(29)	13	(16)
Ending balance	$(2,762)	$(726)	$(3,488)	$(6,425)	$(2,741)	$(9,166)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of March 31, 2025 and 2024 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net unrealized gain (loss) on available for sale securities	$305	$(23)	Net debt securities gains (losses), available for sale
Income tax effect	(64)	5	Income tax provision
Total reclassifications for the period	$241	$(18)

Net unrecognized pension costs	$—	$(16)	Other non-interest expense
Income tax effect	—	3	Income tax provision
Total reclassifications for the period	$—	$(13)

Note 3.  Recent Accounting Pronouncements

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

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 758,250 stock options, with an average exercise price of $25.05, outstanding on March 31, 2025. A portion of these options were included, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $29.82 for the period being greater than the strike price. There were a total of 1,097,000 stock options, with an average exercise price of $25.13, outstanding on March 31, 2024. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $20.20 for the period being less than the strike price.

	Three Months Ended March 31,
	2025	2024
Weighted average common shares issued	8,099,817	8,022,745
Weighted average treasury stock shares	(510,225)	(510,225)
Weighted average common shares outstanding - basic	7,589,592	7,512,520
Dilutive effect of outstanding stock options	139,096	—
Weighted average common shares outstanding - diluted	7,728,688	7,512,520

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at March 31, 2025 and December 31, 2024 are as follows, no allowance for credit losses required on any category on investments for either period presented:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$2,000	$—	$(19)	$1,981
Mortgage-backed securities	37,645	360	(271)	37,734
State and political securities	101,036	148	(3,141)	98,043
Other debt securities	38,536	487	(1,060)	37,963
Total debt securities	$179,217	$995	$(4,491)	$175,721

Investment equity securities:
Equity securities	$1,300	$—	$(172)	$1,128

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$2,000	$—	$(40)	$1,960
Mortgage-backed securities	38,795	127	(565)	38,357
State and political securities	104,992	48	(4,416)	100,624
Other debt securities	44,536	684	(1,619)	43,601
Total debt securities	$190,323	$859	$(6,640)	$184,542

Investment equity securities:
Equity securities	$1,300	$—	$(189)	$1,111

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at March 31, 2025 and December 31, 2024.

	March 31, 2025
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$998	$(2)	$983	$(17)	$1,981	$(19)
Mortgage-backed securities	13,266	(109)	3,334	(162)	16,600	(271)
State and political securities	14,858	(290)	70,060	(2,851)	84,918	(3,141)
Other debt securities	3,997	(18)	17,309	(1,042)	21,306	(1,060)
Total debt securities	$33,119	$(419)	$91,686	$(4,072)	$124,805	$(4,491)

	December 31, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$988	$(12)	$972	$(28)	$1,960	$(40)
Mortgage-backed securities	21,988	(391)	1,640	(174)	23,628	(565)
State and political securities	22,249	(598)	74,096	(3,818)	96,345	(4,416)
Other debt securities	2,716	(65)	23,014	(1,554)	25,730	(1,619)
Total debt securities	$47,941	$(1,066)	$99,722	$(5,574)	$147,663	$(6,640)

At March 31, 2025, there were a total of 33 securities in a continuous unrealized loss position for less than twelve months and 124 individual securities that were in a continuous unrealized loss position for twelve months or greater. No credit losses occurred for the period ended March 31, 2025.

The Company reviews its position quarterly and has determined that, at March 31, 2025, the declines outlined in the above table represent temporary non-credit declines and the Company does not intend to sell, and does not believe it will be required to sell, these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not credit-related but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$19,809	$19,648
Due after one year to five years	69,036	67,440
Due after five years to ten years	68,230	66,751
Due after ten years	22,142	21,882
Total	$179,217	$175,721

Total gross proceeds from sales of debt securities available for sale for the three months ended March 31, 2025 was $8,018,000, compared to $995,000 for the corresponding 2024 period.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Available for sale (AFS):
Gross realized gains:
State and political securities	$—	$—
Other debt securities	416	—
Total gross realized gains	$416	$—

Gross realized losses:
State and political securities	$(111)	$(23)
Other debt securities	—	—
Total gross realized losses	$(111)	$(23)

Investment securities with a carrying value of approximately $111,479,000 and $110,153,000 at March 31, 2025 and December 31, 2024, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At March 31, 2025 and December 31, 2024, we had $1,128,000 and $1,111,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Net gains (losses) recognized in equity securities during the period	$17	$(10)
Less: Net losses realized on the sale of equity securities during the period	—	—
Unrealized gains (losses) recognized in equity securities held at reporting date	$17	$(10)

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

The following table presents the related aging categories of loans, by class, as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Past Due
	30 To 89	Past Due 90
(In Thousands)	Days	Days Or More	Current	Total
Commercial, financial, and agricultural	$972	$174	$214,268	$215,414
Real estate mortgage:
Residential	10,037	3,820	818,662	832,519
Commercial	2,002	4,669	531,436	538,107
Construction	200	—	40,281	40,481
Consumer automobile loans	4,242	517	255,184	259,943
Other consumer installment loans	146	38	9,373	9,557
	$17,599	$9,218	$1,869,204	1,896,021
Net deferred loan fees and discounts				1,355
Allowance for credit losses				(9,990)
Loans, net				$1,887,386

	December 31, 2024
	Past Due
	30 To 89	Past Due 90
(In Thousands)	Days	Days Or More	Current	Total
Commercial, financial, and agricultural	$1,742	$64	$210,313	$212,119
Real estate mortgage:
Residential	13,222	2,622	814,563	830,407
Commercial	1,522	2,964	531,533	536,019
Construction	1,056	—	42,075	43,131
Consumer automobile loans	5,071	373	239,150	244,594
Other consumer installment loans	160	41	9,644	9,845
	$22,773	$6,064	$1,847,278	1,876,115
Net deferred loan fees and discounts				963
Allowance for loan losses				(11,848)
Loans, net				$1,865,230

As of March 31, 2025, loans that were ninety days past due or greater and still accruing totaled $4,105,000, compared to a total of $4,516,000 at December 31, 2024.

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

The following table presents the components of the ACL as of March 31, 2025 and December 31, 2024:

(In Thousands)	March 31, 2025	December 31, 2024
ACL - loans	$9,990	$11,848
ACL - off balance sheet credit exposure	397	551
Total ACL	$10,387	$12,399

Non-Accrual Loans

	March 31, 2025			December 31, 2024
(In Thousands)	With a Related ACL	Without a Related ACL	Total	With a Related ACL	Without a Related ACL	Total
Commercial, financial, and agricultural	$41	$84	$125	$—	$564	$564
Real estate mortgage:
Residential	307	530	837	—	212	212
Commercial	2,336	2,576	4,912	2,036	1,576	3,612
Construction	—	—	—	—	—	—
Consumer automobile	—	8	8	—	—	—
Other consumer installment loans	—	—	—	—	—	—
	$2,684	$3,198	$5,882	$2,036	$2,352	$4,388

Total interest income recorded on non-accrual loans at March 31, 2025 totaled $55,000 for the three month period ended.

The following table presents outstanding loan balances of collateral-dependent loans by class as of March 31, 2025 and December 31, 2024:

March 31, 2025
(In Thousands)	Real estate	Other	Total
Real estate mortgage:
Residential	$2,018	$—	$2,018
Commercial	3,056	—	3,056
Total	$5,074	$—	$5,074

December 31, 2024
(In Thousands)	Real estate	Other	Total
Real estate mortgage:
Residential	$1,420	$—	$1,420
Commercial	3,505	—	3,505
Total	$4,925	$—	$4,925

Loan Modifications

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

Loans considered modifications to borrowers experiencing financial difficulty amounted to $3,794,000 and $4,319,000 as of March 31, 2025 and December 31, 2024, respectively.

The amount of foreclosed residential real estate held at March 31, 2025 and December 31, 2024, totaled $897,000 and $1,496,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2025 and December 31, 2024, totaled $897,000 and $1,693,000, respectively.

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

To help ensure that credit ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external semi-annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions. The 2025 loan review will evaluate the Banks' outstanding commercial portfolio which can consist of outstanding loans, commercial real estate mortgages and outstanding commitments. Detailed reviews, including plans for resolution, are performed on loans classified as substandard, doubtful, or loss on a quarterly basis.

The following table presents the credit quality categories identified above as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial, financial, and agricultural
Pass	$5,273	$28,000	$22,243	$40,836	$28,339	$52,482	$33,485	$141	$210,799
Special Mention	—	—	—	90	336	1,773	1,753	—	3,952
Substandard or Lower	—	—	55	—	—	316	10	282	663
	$5,273	$28,000	$22,298	$40,926	$28,675	$54,571	$35,248	$423	$215,414

Current period gross write offs	$—	$—	$1	$—	$—	$—	$—	$—	$1

Real estate mortgage:
Residential
Pass	$25,699	$104,840	$111,236	$122,408	$75,254	$184,390	$60,266	$144,730	$828,823
Special Mention	—	—	329	506	—	88	—	—	923
Substandard or Lower	—	—	—	307	264	2,060	92	50	2,773
	$25,699	$104,840	$111,565	$123,221	$75,518	$186,538	$60,358	$144,780	$832,519

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$3	$3

Commercial
Pass	$10,120	$39,196	$65,976	$99,543	$115,731	$180,809	$13,005	$829	$525,209
Special Mention	—	—	173	146	2,307	887	—	—	3,513
Substandard or Lower	—	—	135	—	864	8,067	319	—	9,385
	$10,120	$39,196	$66,284	$99,689	$118,902	$189,763	$13,324	$829	$538,107

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$1,746	$16,654	$8,429	$6,818	$1,201	$5,203	$354	$—	$40,405
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	76	—	—	76
	$1,746	$16,654	$8,429	$6,818	$1,201	$5,279	$354	$—	$40,481

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Automobile
Pass	$32,949	$81,345	$79,853	$47,261	$9,847	$8,688	$—	$—	$259,943
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$32,949	$81,345	$79,853	$47,261	$9,847	$8,688	$—	$—	$259,943

Current period gross write offs	$—	$46	$110	$83	$14	$43	$—	$—	$296

Installment loans to individuals
Pass	$1,049	$2,092	$1,548	$1,093	$729	$3,019	$—	$27	$9,557
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$1,049	$2,092	$1,548	$1,093	$729	$3,019	$—	$27	$9,557

Current period gross write offs	$16	$23	$16	$11	$10	$21	$—	$—	$97

	December 31, 2024
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial, financial, and agricultural
Pass	$29,156	$24,335	$41,488	$30,040	$29,742	$23,601	$31,511	$144	$210,017
Special Mention	—	—	127	24	15	—	—	—	166
Substandard or Lower	—	—	—	—	—	690	476	770	1,936
	$29,156	$24,335	$41,615	$30,064	$29,757	$24,291	$31,987	$914	$212,119

Current period gross write offs	$—	$40	$71	$—	$—	$65	$—	$—	$176

Real estate mortgage:
Residential
Pass	$107,763	$114,177	$125,199	$78,214	$44,408	$147,432	$61,341	$148,538	$827,072
Special Mention	—	334	516	—	—	90	—	—	940
Substandard or Lower	—	—	309	266	—	1,766	—	54	2,395
	$107,763	$114,511	$126,024	$78,480	$44,408	$149,288	$61,341	$148,592	$830,407

Current period gross write offs	$—	$—	$—	$—	$—	$13	$27	$—	$40

Commercial
Pass	$37,787	$63,099	$102,339	$117,802	$45,307	$143,949	$12,456	$873	$523,612
Special Mention	—	181	149	2,366	—	906	—	—	3,602
Substandard or Lower	—	—	—	872	—	7,933	—	—	8,805
	$37,787	$63,280	$102,488	$121,040	$45,307	$152,788	$12,456	$873	$536,019

Current period gross write offs	$—	$—	$—	$—	$—	$3	$—	$—	$3

Construction
Pass	$15,094	$14,053	$6,888	$1,225	$1,117	$4,325	$350	$—	$43,052
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	79	—	—	79
	$15,094	$14,053	$6,888	$1,225	$1,117	$4,404	$350	$—	$43,131

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Automobile
Pass	$78,688	$89,462	$53,488	$11,776	$7,691	$3,489	$—	$—	$244,594
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$78,688	$89,462	$53,488	$11,776	$7,691	$3,489	$—	$—	$244,594

Current period gross write offs	$115	$525	$246	$97	$61	$37	$—	$—	$1,081

Installment loans to individuals
Pass	$2,837	$1,739	$1,245	$800	$386	$2,808	$—	$30	$9,845
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$2,837	$1,739	$1,245	$800	$386	$2,808	$—	$30	$9,845

Current period gross write offs	$122	$86	$30	$2	$4	$52	$—	$—	$296

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

Activity in the allowance is presented for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Totals
Beginning Balance	$2,323	$726	$5,299	$7	$2,909	$584	$11,848
Charge-offs	(1)	(3)	—	—	(296)	(97)	(397)
Recoveries	378	1	—	—	22	953	1,354
Provision	(1,132)	333	(2,224)	4	1,055	(851)	(2,815)
Ending Balance	$1,568	$1,057	$3,075	$11	$3,690	$589	$9,990

	Three Months Ended March 31, 2024
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Totals
Beginning Balance	$3,379	$1,200	$3,352	$145	$2,668	$702	$11,446
Charge-offs	(90)	(4)	—	—	(336)	(95)	(525)
Recoveries	70	2	2	—	44	27	145
Provision	(308)	(479)	1,292	(136)	111	(4)	476
Ending Balance	$3,051	$719	$4,646	$9	$2,487	$630	$11,542

The shift in allocation and the changes in the provision for credit losses are primarily due to changes in the credit metrics within the loan portfolio, a recovery on a commercial loan, and a decline in the historical loss rates over the look back period which reduced the probability of default and loss given default applied to the loan portfolio when determining the level of the allowance for credit losses. The fluctuation in provision for consumer automobile loans was driven by the level of net charge-

offs, an uncertain economic outlook, and portfolio growth. The provision for residential real estate increased due to the uncertain economic outlook. The level of provision for commercial, financial, and agricultural was primarily the result of net recoveries for the three month period which influenced the default assumptions in the model along with a decline in the historical loss rates over the look back period. The provision for commercial real estate decreased for the three month period due to strong credit metrics of the portfolio and a reduction in the loss probability based on the ten year look back period. The ACL for real estate construction remained stable as the portfolio balance decreased slightly.

The Company makes commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at March 31, 2025 and 2024:

	March 31,
	2025	2024
Owners of residential rental properties	19.72%	18.68%
Owners of commercial rental properties	14.72%	14.56%
Exposure to non-owner occupied office space at March 31, 2025 and December 31, 2024 was $13,658,000 and $14,076,000, respectively, with none of these loans being delinquent.

Note 7. Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.

The following sets forth the components of the net periodic expense/(gain) of the domestic non-contributory defined benefit plan for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Interest cost	$201	$193
Expected return on plan assets	(397)	(365)
Amortization of net loss	—	16
Net periodic benefit	$(196)	$(156)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2024, that it does not expect to contribute to its defined benefit plan in 2025.  As of March 31, 2025, there were no contributions made to the pension plan.

Note 8. Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $25,000 in market value annually.  During the three months ended March 31, 2025 and 2024, there were 0 and 2,550 shares issued under the Plan, respectively, for total proceeds of $0 and $50,000.

The Company maintains the 2020 Non-Employee Director Compensation Plan ("Director Plan"). Under this Director Plan, non-employee directors who have not attained specified stock ownership levels are required to receive a portion of their annual compensation in the form of common stock (currently 50% of total annual compensation), with the ability to elect to receive up to 100% of annual compensation in the form of common stock by making a written election prior to the calendar year to which the compensation relates. The Director Plan allows for up to 100,000 shares to be issued. As of March 31, 2025, the Company had issued 54,120 shares under the Director Plan.

The Plan and Director Plan have been suspended for 2025 due to the pending acquisition of the Company by Northwest Bancshares, Inc. which is expected to close in the third quarter of 2025.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2025 and December 31, 2024:

(In Thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$880,514	$887,788
Funded commitments to extend credit	481,665	487,074
Remaining unfunded commitments to extend credit	398,849	400,714
Standby letters of credit	5,865	9,977
Credit exposure from the sale of assets with recourse	7,463	7,305
Total unfunded credit exposure	$412,177	$417,996
Allowance for credit losses	$397	$551

Commitment to extend credit funded rate	54.7%	54.9%
Historic commitment to extend credit funded rate	56.2%	56.3%

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$1,981	$—	$1,981
Mortgage-backed securities	—	37,734	—	37,734
State and political securities	—	98,043	—	98,043
Other debt securities	—	37,963	—	37,963
Investment equity securities:
Equity securities	1,128	—	—	1,128

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$1,960	$—	$1,960
Mortgage-backed securities	—	38,357	—	38,357
State and political securities	—	100,624	—	100,624
Other debt securities	—	43,601	—	43,601
Investment equity securities:
Equity securities	1,111	—	—	1,111

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral dependent loans	$—	$—	$5,074	$5,074
Other real estate owned	—	—	83	83

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral dependent loans	$—	$—	$4,925	$4,925
Other real estate owned	—	—	178	178

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$5,074	Appraisal of collateral (1)	Appraisal of collateral (1)	(5)% to (24)%	(15)%
Other real estate owned	$83	Appraisal of collateral (1)	Appraisal of collateral (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2024
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$4,925	Appraisal of collateral (1)	Appraisal of collateral (1)	(5)% to (24)%	(11)%
Other real estate owned	$178	Appraisal of collateral (1)	Appraisal of collateral (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at March 31, 2025 and December 31, 2024:

	Carrying	Fair	Fair Value Measurements at March 31, 2025
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$2,583	$2,583	$2,583	$—	$—
Loans, net	1,887,386	1,909,203	—	—	1,909,203

Financial liabilities:
Time deposits & brokered deposits	519,992	519,012	—	—	519,012
Short-term borrowings	82,910	82,910	82,910	—	—
Long-term borrowings	214,542	215,060	—	—	215,060
(1) The financial instrument is carried at cost the lower of cost or fair value at, March 31, 2025 which is not significantly different than the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2024
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$3,266	$3,266	$3,266	$—	$—
Loans, net	1,865,230	1,869,035	—	—	1,869,035

Financial liabilities:
Time deposits & brokered deposits	519,141	518,232	—	—	518,232
Short-term borrowings	42,200	42,200	42,200	—	—
Long-term borrowings	254,588	254,113	—	—	254,113
(1) The financial instrument is carried at cost the lower of cost or fair value at, December 31, 2024 which is not significantly different than the fair value of the instruments
The methods and assumptions used by the Company in estimating fair values of financial instruments is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables.

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

As of January 1, 2024, the Company had a total of 1,087,300 stock options outstanding.

Stock options outstanding as of March 31, 2025 are presented below:

Stock Options Granted
Date	Shares	Forfeited	Settlement	Outstanding	Strike Price	Vesting Period	Expiration
January 17, 2024	64,700	(4,700)	—	60,000	$20.85	3 years	10 years
January 17, 2024	32,300	(2,300)	—	30,000	20.85	5 years	10 years
January 20, 2023	59,500	(6,700)	—	52,800	27.77	3 years	10 years
January 20, 2023	29,500	(3,300)	—	26,200	27.77	5 years	10 years
January 18, 2022	156,000	(6,700)	(73,300)	76,000	24.10	3 years	10 years
January 18, 2022	78,000	(3,300)	—	74,700	24.10	5 years	10 years
April 9, 2021	156,500	(6,700)	(82,400)	67,400	24.23	3 years	10 years
April 9, 2021	78,000	(3,300)	—	74,700	24.23	5 years	10 years
March 11, 2020	119,300	(2,500)	(63,800)	53,000	25.34	3 years	10 years
March 11, 2020	119,200	(2,500)	—	116,700	25.34	5 years	10 years
March 15, 2019	120,900	(24,300)	(34,125)	62,475	28.01	3 years	10 years
March 15, 2019	119,100	(23,700)	(34,125)	61,275	28.01	5 years	10 years
August 27, 2015	58,125	(26,250)	(28,875)	3,000	28.02	5 years	10 years
	1,191,125	(116,250)	(316,625)	758,250	$25.05
A summary of stock option activity for the three months ended March 31, 2025 is presented below:

	March 31, 2025
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,087,300	$25.12
Granted	—	—
Settlement	(281,050)	25.34
Forfeited	(48,000)	25.04
Outstanding, end of period	758,250	$25.05

Exercisable, end of period	439,850	$25.73

The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight line basis over the options’ vesting periods while ensuring that the cumulative amount of compensation cost recognized at least equals the value of the vested portion of the award at that date.

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $(262,000), the negative amount was due to forfeitures during the period, for the three months ended March 31, 2025, compared to $273,000 for the same period of 2024. As of March 31, 2025, a total of 439,850 stock options were exercisable and the weighted average years to expiration of these options was 5.12 years.

Note 13.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements, which are statements other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect actual results and could cause actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effects of health emergencies, including the spread of infectious diseases or pandemics; (vi) the effect of changes in the business cycle and downturns in the local, regional or national economies; or (vii) any potential adverse events or developments resulting from the merger agreement, dated December 16, 2024, between Penns Woods Bancorp, Inc. and Northwest Bancshares, Inc., including, without limitation, any event, change, or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement or the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or to successfully integrate the business and operations of Jersey Shore State Bank and Luzerne Bank with those of Northwest Savings Bank after closing; and (viii) the Risk Factors identified in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and in other filings made by the Company under the Securities Exchange Act of 1934.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2025 and 2024

Summary Results

Net income for the three months ended March 31, 2025 was $7,367,000, compared $3,808,000 for the same period of 2024. Results for the three months ended March 31, 2025 compared to 2024 were impacted by an increase in net interest income of $2,394,000, as the net interest margin expanded. The three month period ended March 31, 2025 has been impacted by after-tax merger related expenses of $948,000 resulting from the announced acquisition of the Company by Northwest Bancshares, Inc. The disposal of assets related to two former branch properties resulted in a one time after-tax loss of $261,000 for the three month period ended March 31, 2024. The allowance for credit losses was impacted for the three months ended March 31, 2025 by a negative provision for credit losses of $2,969,000, compared to a provision for credit losses of $138,000 for the 2024 period. The recognition of a negative provision for credit losses for the 2025 period was due primarily to a recovery on a commercial loan of $1,312,000. The recovery, coupled with a decline in the historical loss rates over the look back period, reduced the probability of default and loss given default applied to the loan portfolio when determining the level of the allowance for credit losses. Basic and diluted earnings per share for the three months ended March 31, 2025 were $0.97 and $0.95, respectively. This compares to basic and diluted earnings per share of $0.51 for the three month period ended March 31, 2024. Annualized return on average assets was 1.31% for the three months ended March 31, 2025, compared to 0.69% for the corresponding period of 2024. Annualized return on average equity was 14.76% for the three months ended March 31, 2025, compared to 8.03% for the corresponding period of 2024.

Management uses the non-GAAP measure of net income from core operations in its analysis of the Company’s performance.  This measure, as used by the Company, adjusts net income by excluding significant gains or losses that are unusual in nature.  Because certain of these items and their impact on the Company’s performance are difficult to predict, management believes the presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating the operating results of the Company’s core businesses.  For purposes of this Quarterly Report on Form 10-Q, net income from core operations means net income adjusted to exclude after-tax net securities gains or losses and merger related expenses. These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended March 31,
	2025	2024
GAAP net income	$7,367	$3,808
Net securities (gains) losses, net of tax	(254)	26
Merger expenses, net of tax	948	—
Non-GAAP core earnings	$8,061	$3,834

	Three Months Ended March 31,
	2025	2024
Return on average assets (ROA)	1.31%	0.69%
Net securities (gains) losses, net of tax	(0.04)%	—%
Merger expenses, net of tax	0.16%	—%
Non-GAAP core ROA	1.43%	0.69%

	Three Months Ended March 31,
	2025	2024
Return on average equity (ROE)	14.76%	8.03%
Net securities (gains) losses, net of tax	(0.51)%	0.06%
Merger expenses, net of tax	1.90%	—%
Non-GAAP core ROE	16.15%	8.09%

	Three Months Ended March 31,
	2025	2024
Basic earnings per share (EPS)	$0.97	$0.51
Net securities (gains) losses, net of tax	(0.03)	—
Merger expenses, net of tax	0.12	—
Non-GAAP basic core EPS	$1.06	$0.51

	Three Months Ended March 31,
	2025	2024
Diluted EPS	$0.95	$0.51
Net securities (gains) losses, net of tax	(0.03)	—
Merger expenses, net of tax	0.12	—
Non-GAAP diluted core EPS	$1.04	$0.51

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2025 increased $2,148,000 compared to the same period of 2024. The increase in loan portfolio income was due to an increase in the average loan portfolio balance coupled with an increase in average rate earned on the portfolio as legacy loans matured and were replaced with loans at current higher rates and variable rate loans reset to higher rates.  Investment securities income has been impacted primarily by an increase in the average rate earned on the portfolio as lower yielding legacy investments matured. The fluctuation in dividend and other interest income is due primarily to dividends received on FHLB restricted stock.

Interest and dividend income composition for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31, 2025		March 31, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$26,014	91.67%	$23,860	90.96%	$2,154	9.03%
Investment securities:
Taxable	1,723	6.07	1,594	6.08	129	8.09
Tax-exempt	60	0.21	97	0.37	(37)	(38.14)
Dividend and other interest income	581	2.05	679	2.59	(98)	(14.43)
Total interest and dividend income	$28,378	100.00%	$26,230	100.00%	$2,148	8.19%

Interest Expense

Interest expense for the three months ended March 31, 2025 decreased $246,000 compared to the same period of 2024. Interest-bearing deposit interest expense increased due a time deposit gathering campaign that generated funding for the increase in the loan portfolio. In addition, competition for deposits along with the impact of the rate environment contributed to the increase in deposit interest expense. Brokered deposit utilization increased deposit interest expense as this funding source was a supplement to in-market deposit gathering efforts and was used to reduce the utilization of short-term borrowings. Long-term borrowing interest expense decreased as matured long-term borrowings were not replaced.

Interest expense composition for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31, 2025		March 31, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$8,744	71.45%	$7,963	63.79%	$781	9.81%
Short-term borrowings	1,056	8.63	2,005	16.06	(949)	(47.33)
Long-term borrowings	2,438	19.92	2,516	20.15	(78)	(3.10)
Total interest expense	$12,238	100.00%	$12,484	100.00%	$(246)	(1.97)%

Net Interest Margin

The net interest margin for the three months ended March 31, 2025 was 3.13% compared to 2.69% for the corresponding period of 2024. The increase in the net interest margin for the three month period was driven by an increase in the rate collected on interest-earning assets of 38 basis points ("bps"). The overall market conditions over the periods resulted in increases to the yield on the earnings asset portfolio and a decrease in the rate paid on interest-bearing deposits. Driving the increase in the yield and interest income on the earning assets portfolio was the repricing of legacy assets, portfolio growth, and the recognition of $223,000 in interest from a recovery on a commercial loan. The average loan portfolio balance increased $41.8 million for the three month period ended March 31, 2025 compared to the same period of 2024 as the average yield on the portfolio increased 40 bps, resulting in an increase in taxable equivalent interest income of $2.2 million for the period. The three month period ended March 31, 2025 was impacted by an increase of 30 bps in the yield earned on the securities portfolio as legacy securities matured, which offset the impact of a decrease in average securities balance of $15.0 million. Short-term borrowings decreased leading to a decrease of $949,000 in expense for the three month period ended March 31, 2025 compared to the same period of 2024. The rate paid on interest-bearing deposits increased 4 bps, or $781,000, in expense for the three month period ended March 31, 2025 compared to the corresponding period of 2024 due to the rate environment, an increase in competition for deposits, increased utilization of brokered deposits, and a migration of deposit balances from core deposits to higher rate time deposits. The average balance of time deposits increased $99.9 million from the three month period ended March 31, 2024 to 2025 as the rate paid on the funds decreased 9 bps. In addition, brokered deposits have been utilized to assist with funding the loan portfolio growth and contributed to the increase in time deposit balances, while lowering the reliance on higher cost short-term borrowings.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2025 and 2024:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$68,615	$556	3.28%	$69,349	$463	2.69%
All other loans	1,824,502	25,575	5.68%	1,781,962	23,494	5.30%
Total loans (2)	1,893,117	26,131	5.60%	1,851,311	23,957	5.20%

Taxable securities	191,040	2,188	4.64%	200,275	2,144	4.35%
Tax-exempt securities (3)	10,751	76	2.87%	16,529	123	3.03%
Total securities	201,791	2,264	4.55%	216,804	2,267	4.25%

Interest-bearing balances in other financial institutions	14,699	116	3.20%	10,199	129	5.09%

Total interest-earning assets	2,109,607	28,511	5.48%	2,078,314	26,353	5.10%

Other assets	138,990			130,958

Total assets	$2,248,597			$2,209,272

Liabilities and shareholders’ equity:
Savings	$209,025	234	0.45%	$218,722	268	0.49%
Super Now deposits	208,537	904	1.76%	215,870	1,084	2.02%
Money market deposits	317,306	2,468	3.15%	292,707	2,359	3.24%
Time deposits	507,085	5,138	4.11%	407,169	4,252	4.20%
Total interest-bearing deposits	1,241,953	8,744	2.86%	1,134,468	7,963	2.82%

Short-term borrowings	95,339	1,056	4.49%	144,350	2,005	5.59%
Long-term borrowings	230,682	2,438	4.29%	259,697	2,516	3.90%
Total borrowings	326,021	3,494	4.35%	404,047	4,521	4.50%

Total interest-bearing liabilities	1,567,974	12,238	3.17%	1,538,515	12,484	3.26%

Demand deposits	449,384			451,877
Other liabilities	31,524			29,260
Shareholders’ equity	199,715			189,620

Total liabilities and shareholders’ equity	$2,248,597			$2,209,272
Interest rate spread (3)			2.31%			1.84%
Net interest income/margin (3)		$16,273	3.13%		$13,869	2.69%
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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Total interest income	$28,378	$26,230
Total interest expense	12,238	12,484
Net interest income (GAAP)	16,140	13,746
Tax equivalent adjustment	133	123
Net interest income (fully taxable equivalent) (NON-GAAP)	$16,273	$13,869

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025 vs. 2024
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Tax-exempt loans	$(5)	$98	$93
All other loans	520	1,561	2,081
Taxable investment securities	(100)	144	44
Tax-exempt investment securities	(41)	(6)	(47)
Interest bearing deposits	45	(58)	(13)
Total interest-earning assets	419	1,739	2,158

Interest expense:
Savings deposits	(12)	(22)	(34)
Super Now deposits	(38)	(142)	(180)
Money market deposits	181	(72)	109
Time deposits	984	(98)	886
Short-term borrowings	(601)	(348)	(949)
Long-term borrowings	(308)	230	(78)
Total interest-bearing liabilities	206	(452)	(246)
Change in net interest income	$213	$2,191	$2,404

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

Although management believes it uses the best information available to make such determinations and that the allowance for credit losses is adequate at March 31, 2025, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for credit losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for credit losses decreased from $11,848,000 at December 31, 2024 to $9,990,000 at March 31, 2025. The decrease in allowance was the result of the recognition of a negative provision for credit losses of $2,969,000 for the 2025 period due primarily to a recovery on a commercial loan compared to a provision for credit losses of $138,000 for the three months ended March 31, 2024. The recovery, coupled with a decline in the historical loss rates over the look back period, reduced the probability of default and loss given default applied to the loan portfolio when determining the level of the allowance for credit losses as of March 31, 2025. At March 31, 2025 and December 31, 2024, the allowance for credit losses to total loans was 0.53% and 0.63%, respectively.

Nonperforming loans increased to $9,987,000 at March 31, 2025 from $8,904,000 at December 31, 2024. The majority of nonperforming loans involve loans that are either in a secured position and have sureties with a strong underlying financial position or have been individually evaluated for impairment and have a specific allocation recorded within the allowance for credit losses. The ratio of nonperforming loans to total loans ratio increased to 0.53% at March 31, 2025 from 0.47% at December 31, 2024 and 0.43% at March 31, 2024. Net loan recoveries of $957,000 for the three months ended March 31, 2025 impacted the allowance for credit losses, which was 0.53% of total loans at March 31, 2025 and 0.63% at December 31, 2024 compared to 0.62% at March 31, 2024.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
March 31, 2025	$4,105	$5,882	$9,987
December 31, 2024	4,516	4,388	8,904
September 30, 2024	3,530	4,410	7,940
June 30, 2024	2,257	4,527	6,784
March 31, 2024	3,449	4,509	7,958

Additional allowance for credit losses and net (charge-offs) recoveries information is presented by loan portfolio segment in the tables below.

	March 31, 2025
	Amount of Allowance for Credit Losses Allocated	Total loans	Allowance for Credit Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$1,568	$215,414	0.73%	$377	$215,860	0.70%
Real estate mortgage:
Residential	1,057	832,519	0.13%	(2)	833,182	—%
Commercial	3,075	538,107	0.57%	—	535,930	—%
Construction	11	40,481	0.03%	—	41,536	—%
Consumer automobiles	3,690	259,943	1.42%	(274)	257,314	(0.43)%
Other consumer installment loans	589	9,557	6.16%	856	9,295	36.84%
	$9,990	$1,896,021	0.53%	$957	$1,893,117	0.20%

Total non-accrual loans outstanding	$5,882
Non-accrual loans to total loans outstanding	0.31%
Allowance for credit losses to non-accrual loans	169.84%

	December 31, 2024
	Amount of Allowance for Loan Losses Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$2,323	$212,119	1.10%	$582	$215,958	0.27%
Real estate mortgage:
Residential	726	830,407	0.09%	(8)	816,306	—%
Commercial	5,299	536,019	0.99%	(1)	537,220	—%
Construction	7	43,131	0.02%	—	41,110	—%
Consumer automobiles	2,909	244,594	1.19%	(903)	244,996	(0.37)%
Other consumer installment loans	584	9,845	5.93%	(210)	9,954	(2.11)%
	$11,848	$1,876,115	0.63%	$(540)	$1,865,544	(0.03)%

Total non-accrual loans outstanding	$4,388
Non-accrual loans to total loans outstanding	0.23%
Allowance for loan losses to non-accrual loans	270.01%

Non-interest Income

Total non-interest income for the three months ended March 31, 2025 compared to the same period in 2024 increased $106,000. Excluding net securities losses, non-interest income for the three months ended March 31, 2025 decreased $249,000 compared to the same period in 2024. Gain on sale of loans and loan broker commissions both increased for the three month period as the volume of loan sales has increased due to an uptick in mortgage activity. The changes in bank-owned life insurance revenue for the three month period was primarily due to a decrease in gain on death benefits. Other income primarily decreased for the three month period due to the recognition of a gain on extinguishment of debt during the 2024 period.

Non-interest income composition for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31, 2025		March 31, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$483	18.81%	$515	20.92%	$(32)	(6.21)%
Net debt securities gains (losses), available for sale	305	11.88	(23)	(0.93)	328	1,426.09
Net equity securities gains (losses)	17	0.67	(10)	(0.41)	27	270.00
Bank-owned life insurance	301	11.72	463	18.81	(162)	(34.99)
Gain on sale of loans	408	15.89	305	12.39	103	33.77
Insurance commissions	152	5.92	153	6.21	(1)	(0.65)
Brokerage commissions	167	6.50	186	7.55	(19)	(10.22)
Loan broker commissions	252	9.81	222	9.02	30	13.51
Debit card income	308	11.99	329	13.36	(21)	(6.38)
Other	175	6.81	322	13.08	(147)	(45.65)
Total non-interest income	$2,568	100.00%	$2,462	100.00%	$106	4.31%

Non-interest Expense

Total non-interest expense increased $971,000 for the three months ended March 31, 2025 compared to the same period of 2024. The increase in salaries and employee benefits is attributable to routine annual wage increases and an increase in health insurance costs. Occupancy expenses have been impacted by expected changes in maintenance, utilities, and depreciation with the three month period ended March 31, 2025 decreasing due to the disposal of a former branch location and a relocation of a second location during the first quarter of 2024. Software amortization increased due to increased software licensing costs and investment in additional automated systems. Marketing costs decreased as print advertising has been limited while emphasis has been placed on social media marketing efforts. Pennsylvania shares tax increased as the taxable base increased. Professional fees decreased primarily due to a decrease in internal audit fees. FDIC insurance expense increased due to an increase in the assessment base. The three months ended March 31, 2024 had a loss on sale of premise and equipment related to the exit of two branch location leases. There were a total of $1,093,000 recognized in merger related expenses incurred during the three month period ended March 31, 2025.

Non-interest expense composition for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31, 2025		March 31, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$6,483	51.48%	$6,422	55.25%	$61	0.95%
Occupancy	874	6.94	905	7.79	(31)	(3.43)
Furniture and equipment	997	7.92	939	8.08	58	6.18
Software amortization	419	3.33	190	1.63	229	120.53
Pennsylvania shares tax	413	3.28	320	2.75	93	29.06
Professional fees	505	4.01	552	4.75	(47)	(8.51)
Federal Deposit Insurance Corporation deposit insurance	397	3.15	359	3.09	38	10.58
Marketing	47	0.37	71	0.61	(24)	(33.80)
Intangible amortization	25	0.20	26	0.22	(1)	(3.85)
Loss on sale of premise and equipment	—	—	330	2.84	(330)	n/a
Merger Expense	1,093	8.68	—	n/a	1,093	n/a
Other	1,341	10.64	1,509	12.99	(168)	(11.13)
Total non-interest expense	$12,594	100.00%	$11,623	100.00%	$971	8.35%

Provision for Income Taxes

Income taxes increased $1,077,000 for the three months ended March 31, 2025 compared to the same period of 2024. The effective tax rate for the three months ended March 31, 2025 was 18.89% compared to 14.37% for the same period of 2024. The increase in rate is driven by an increase in taxable income led by an increase in net interest income. A valuation allowance was established on the $1,810,000 of capital loss carryforwards as of December 31, 2022, which remained unchanged during the first quarter of 2025.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $8,473,000 from $28,972,000 at December 31, 2024 to $37,445,000 at March 31, 2025, primarily as a result of the following activity during the three months ended March 31, 2025.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds, less $408,000 in realized gains, being greater than loan originations by $683,000 for the three months ended March 31, 2025.

Loans

Gross loans increased $20,298,000 since December 31, 2024 due primarily to an increase in consumer automobile loans.

The allocation of the loan portfolio, by category, as of March 31, 2025 and December 31, 2024 is presented below:

	March 31, 2025		December 31, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$215,414	11.35%	$212,119	11.30%	$3,295	1.55%
Real estate mortgage:
Residential	832,519	43.88	830,407	44.24	2,112	0.25%
Commercial	538,107	28.36	536,019	28.56	2,088	0.39%
Construction	40,481	2.13	43,131	2.30	(2,650)	(6.14)%
Consumer automobile loans	259,943	13.70	244,594	13.03	15,349	6.28%
Other consumer installment loans	9,557	0.50	9,845	0.52	(288)	(2.93)%
Net deferred loan fees and discounts	1,355	0.08	963	0.05	392	40.71%
Gross loans	$1,897,376	100.00%	$1,877,078	100.00%	$20,298	1.08%

Investments

The fair value of the investment debt securities portfolio at March 31, 2025 decreased $8,821,000 since December 31, 2024, while the amortized cost of the portfolio decreased $11,106,000.  The decrease in the investment portfolio amortized value occurred primarily within the other debt securities segment of the portfolio. Principal cash flow from all portfolio segments is being utilized to fund loan growth versus reinvestment into the investment portfolio. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 83.14% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,300,000 for March 31, 2025 and December 31, 2024 while the fair value increased $17,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at March 31, 2025 follows:

		A- to AAA		B- to BBB+		C- to CCC+		Not Rated		Total
(In Thousands)		Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
U.S. Government and agency securities		$2,000	$1,981	$—	$—	$—	$—	$—	$—	$2,000	$1,981
Mortgage-backed securities	62	37,645	37,734	—	—	—	—	—	—	37,645	37,734
State and political securities		98,576	95,602	998	996	—	—	1,462	1,445	101,036	98,043
Other debt securities		10,785	10,300	3,683	3,571	—	—	24,068	24,092	38,536	37,963
Total debt securities AFS		$149,006	$145,617	$4,681	$4,567	$—	$—	$25,530	$25,537	$179,217	$175,721

Financing Activities

Deposits

Total deposits increased $17,873,000 from December 31, 2024 to March 31, 2025. Core deposits (deposits less time deposits) remained stable as growth in money market deposits offset the flow of deposit balances from lower rate products, such as NOW accounts, into higher rate time deposit accounts. Money market deposits increased primarily as customers moved deposit balances into this deposit product from lower rate products in addition to increased balances from commercial customers. Emphasis has been on increasing the utilization of electronic (internet and mobile) deposit banking among our customers. Utilization of internet and mobile banking products has increased due to these efforts coupled with a change in consumer behavior over the past several years. Brokered deposits decreased slightly as the product continues to provide an alternative to FHLB borrowings and supplemented funding for loan portfolio growth.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2025		December 31, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$465,766	27.02%	$456,936	26.78%	$8,830	1.93%
NOW accounts	203,191	11.79	212,687	12.47	(9,496)	(4.46)
Money market deposits	323,869	18.79	308,977	18.11	14,892	4.82
Savings deposits	211,136	12.25	208,340	12.21	2,796	1.34
Time deposits	342,983	19.89	340,844	19.98	2,139	0.63
Brokered deposits	177,009	10.26	178,297	10.45	(1,288)	(0.72)
Total deposits	$1,723,954	100.00%	$1,706,081	100.00%	$17,873	1.05%

As of March 31, 2025 and December 31, 2024 the Company had $434,356,000 and $429,964,000, respectively, in uninsured deposits. Included in the total uninsured deposits is a concentration of public funds which were collateralized by the Banks in the amount of $80,934,000 and $77,429,000 at March 31, 2025 and December 31, 2024, respectively. Total uninsured deposits less collateralized public funds was $353,422,000 at March 31, 2025 and $352,535,000 at December 31, 2024.

Borrowed Funds

Total borrowed funds increased 0.22%, or $664,000, to $297,452,000 at March 31, 2025 compared to $296,788,000 at December 31, 2024. Long term borrowings declined as matured borrowings were replaced with short term FHLB borrowings that were utilized to provide funding for the loan portfolio growth. Securities sold under agreements to repurchase have increased as customers balances have increased.

	March 31, 2025		December 31, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:			11
FHLB repurchase agreements	$8,563	2.88%	$31,811	10.72%	$(23,248)	(73.08)
Short-term FHLB borrowings	72,030	24.22	8,455	2.85	63,575	751.92
Securities sold under agreement to repurchase	2,317	0.77	1,934	0.65	383	19.80
Total short-term borrowings	82,910	27.87	42,200	14.22	40,710	96.47
Long-term borrowings:
Long-term FHLB borrowings	207,953	69.91	247,953	83.55	(40,000)	(16.13)
Long-term finance lease	6,589	2.22	6,635	2.24	(46)	(0.69)
Total long-term borrowings	214,542	72.13	254,588	85.79	(40,046)	(15.73)
Total borrowed funds	$297,452	100.00%	$296,788	100.00%	$664	0.22%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	March 31, 2025	December 31, 2024
Investment debt securities pledged, fair value	$5,788	$5,717
Repurchase agreements	2,317	1,934

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

As of March 31, 2025 and December 31, 2024 the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

We expect to continue to emphasize growth in our commercial and consumer loan portfolios, and additional regulatory capital generated through retained earnings and other sources will be necessary to support any such continued growth. At March 31, 2025, each of the Banks was “well capitalized” as defined by applicable bank regulatory standards. Applicable regulatory capital requirements also require each Bank to maintain a “capital conservation buffer,” consisting solely of tier 1 common equity, of 2.5% above the regulatory minimum capital requirements for each of the tier 1 common equity (“CET1”), tier 1 (“Tier 1”), and total capital (“Total Capital”) ratios. As a result of the capital conservation buffer requirements, if a bank does not maintain CET1, Tier 1 and Total Capital ratios of at least 7%, 8.5%, and 10.5%, respectively, determined as of the end of each calendar quarter, the bank’s ability to make certain discretionary payments, including discretionary dividend payments, are subject to a maximum payout ratio limitation unless the FDIC approves the distribution or payment. At March 31, 2025, each of Banks exceeded the capital conservation buffer requirements for applicable capital ratios.

Capital ratios for the Company and each Bank (using the definitions from the prompt corrective action rules) are presented in the following tables, which shows that the Company and both Banks met all regulatory capital requirements.

The Company's capital ratios as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025		December 31, 2024
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$199,479	10.588%	$194,466	10.429%
For Capital Adequacy Purposes	84,780	4.500	83,910	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	131,881	7.000	130,527	7.000
To Be Well Capitalized	122,461	6.500	121,203	6.500
Total Capital (to Risk-weighted Assets)
Actual	$209,866	11.139%	$206,865	11.094%
For Capital Adequacy Purposes	150,725	8.000	149,173	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	197,827	10.500	195,789	10.500
To Be Well Capitalized	188,406	10.000	186,466	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$199,479	10.588%	$194,466	10.429%
For Capital Adequacy Purposes	113,041	6.000	111,880	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	160,141	8.500	158,497	8.500
To Be Well Capitalized	150,721	8.000	149,173	8.000
Tier I Capital (to Average Assets)
Actual	$199,479	8.993%	$194,466	8.775%
For Capital Adequacy Purposes	88,726	4.000	88,645	4.000
To Be Well Capitalized	110,908	5.000	110,807	5.000

Jersey Shore State Bank's capital ratios as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025		December 31, 2024
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$140,820	10.328%	$137,102	10.100%
For Capital Adequacy Purposes	61,357	4.500	61,085	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	95,443	7.000	95,021	7.000
To Be Well Capitalized	88,626	6.500	88,234	6.500
Total Capital (to Risk-weighted Assets)
Actual	$148,617	10.899%	$147,327	10.853%
For Capital Adequacy Purposes	109,087	8.000	108,598	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	143,176	10.500	142,535	10.500
To Be Well Capitalized	136,358	10.000	135,748	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$140,820	10.328%	$137,102	10.100%
For Capital Adequacy Purposes	81,809	6.000	81,447	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	115,896	8.500	115,383	8.500
To Be Well Capitalized	109,078	8.000	108,596	8.000
Tier I Capital (to Average Assets)
Actual	$140,820	8.752%	$137,102	8.571%
For Capital Adequacy Purposes	64,360	4.000	63,984	4.000
To Be Well Capitalized	80,450	5.000	79,980	5.000

Luzerne Bank's capital ratios as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025		December 31, 2024
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$55,385	10.639%	$55,651	10.735%
For Capital Adequacy Purposes	23,426	4.500	23,328	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	36,441	7.000	36,288	7.000
To Be Well Capitalized	33,838	6.500	33,696	6.500
Total Capital (to Risk-weighted Assets)
Actual	$57,975	11.137%	$57,825	11.155%
For Capital Adequacy Purposes	41,645	8.000	41,470	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	54,659	10.500	54,430	10.500
To Be Well Capitalized	52,056	10.000	51,838	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$55,385	10.639%	$55,651	10.735%
For Capital Adequacy Purposes	31,235	6.000	31,104	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	44,250	8.500	44,065	8.500
To Be Well Capitalized	41,647	8.000	41,473	8.000
Tier I Capital (to Average Assets)
Actual	$55,385	8.008%	$55,651	8.020%
For Capital Adequacy Purposes	27,665	4.000	27,756	4.000
To Be Well Capitalized	34,581	5.000	34,695	5.000

During the twelve months ended December 31, 2024, the Company sold 420,069 shares in a registered at-the-market offering pursuant to the terms of an equity distribution agreement, dated September 13, 2023 (the “Distribution Agreement”), between D.A. Davidson & Co. (the “Distribution Agent”) and the Company. Under the terms of the Distribution Agreement, the Company will pay the Distribution Agent a fee in the amount of 2.75% of the gross proceeds from the sale of such shares. No shares were offered or sold under the at-the-market offering during the three months ended March 31, 2025.

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

The following liquidity measures are monitored for compliance and were within the limits cited, with the exception of net loans to total deposits that was 109%, at March 31, 2025:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $847,542,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $90,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $288,546,000 as of March 31, 2025.

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

The following is a rate shock forecast for the twelve month period ending March 31, 2026 assuming a static balance sheet as of March 31, 2025.

		Parallel Rate Shock in Basis Points
(In Thousands)	-300	-200	-100	Static	+100	+200	+300	+400
Net interest income	$70,069	$71,474	$72,840	$73,900	$74,681	$75,097	$75,287	$74,854
Change from static	(3,831)	(2,426)	(1,060)	—	781	1,197	1,387	954
Percent change from static	-5.18%	-3.28%	-1.43%	—	1.06%	1.62%	1.88%	1.29%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at both the level of the Company and the Banks.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analysis or simulation analysis compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2024.  Additional information and details are provided in the “Liquidity, Interest Rate Sensitivity, and Market Risk” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of that document.

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

Certain risk factors are set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended March 31, 2025.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1 - January 31, 2025)	—	$—	—	376,000
Month #2 (February 1 - February 28, 2025	—	—	—	376,000
Month #3 (March 1 - March 31, 2025)	—	—	—	376,000

Item 3.                           Defaults Upon Senior Securities
None
Item 4.                           Mine Safety Disclosures
Not applicable.
Item 5.                           Other Information
(c) Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of SEC Regulation S-K.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2025 and December 31, 2024; (ii) the Consolidated Statement of Income for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2025 and 2024; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2025 and 2024 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	May 13, 2025	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2025	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)